Form 10-Q
period 2024-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2024-11-05
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act.

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of October 29, 2024, there were 19,849,165 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. The Operating Partnership’s partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. The Company does not conduct business itself, other than (a) acting as the sole general partner of the Operating Partnership, (b) issuing public equity from time to time, and (c) guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates. The Operating Partnership holds substantially all of the assets of the business, directly or indirectly. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances made by the Company, which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the business through the Operating Partnership's operations, incurrence of indebtedness, and issuance of partnership units to third parties.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2024, of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$352,455,889	$354,919,106
Cash and cash equivalents	29,285,600	17,101,993
Restricted cash	10,341,209	9,134,347
Accounts receivable, net	6,968,335	5,945,724
Prepaid expenses, inventory and other assets	5,637,355	6,342,310
TOTAL ASSETS	$404,688,388	$393,443,480
LIABILITIES
Mortgage loans, net	$325,106,994	$315,989,194
Unsecured notes	1,347,998	1,536,809
Accounts payable and accrued liabilities	25,782,354	23,315,677
Advance deposits	2,879,763	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$357,205,269	$345,544,821
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at March 31, 2024 and December 31, 2023, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at March 31, 2024 and December 31, 2023, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at March 31, 2024 and December 31, 2023, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 19,849,165 shares issued and outstanding at March 31, 2024 and 19,696,805 shares issued and outstanding at December 31, 2023.	198,492	196,968
Additional paid-in capital	176,000,351	175,779,222
Unearned ESOP shares	(1,731,209)	(1,764,507)
Distributions in excess of retained earnings	(125,680,386)	(125,021,013)
Total Sotherly Hotels Inc. stockholders’ equity	48,826,981	49,230,403
Noncontrolling interest	(1,343,862)	(1,331,744)
TOTAL EQUITY	47,483,119	47,898,659
TOTAL LIABILITIES AND EQUITY	$404,688,388	$393,443,480

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
REVENUE
Rooms department	$29,739,657	$28,401,688
Food and beverage department	9,752,449	8,748,726
Other operating departments	7,056,326	6,340,863
Total revenue	46,548,432	43,491,277
EXPENSES
Hotel operating expenses
Rooms department	6,552,184	6,413,094
Food and beverage department	6,464,855	5,935,560
Other operating departments	2,686,142	2,315,848
Indirect	18,484,896	16,747,577
Total hotel operating expenses	34,188,077	31,412,079
Depreciation and amortization	4,769,717	4,578,311
Corporate general and administrative	1,916,526	1,980,765
Total operating expenses	40,874,320	37,971,155
NET OPERATING INCOME	5,674,112	5,520,122
Other income (expense)
Interest expense	(4,888,806)	(4,113,597)
Interest income	214,772	146,665
Other income	124,877	—
Loss on early extinguishment of debt	(241,878)	—
Realized and unrealized gain (loss) on hedging activities	335,446	(442,464)
PPP loan forgiveness	—	275,494
Gain on involuntary conversion of assets	122,391	16,476
Net income before income taxes	1,340,914	1,402,696
Income tax provision	(18,093)	(15,182)
Net income	1,322,821	1,387,514
Add: Net loss attributable to noncontrolling interest	12,118	24,960
Net income attributable to the Company	1,334,939	1,412,474
Undeclared distributions to preferred stockholders	(1,994,312)	(1,994,312)
Net loss attributable to common stockholders	$(659,373)	$(581,838)
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Weighted average number of common shares outstanding
Basic	19,359,601	18,635,004
Diluted	19,359,601	18,635,004

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659
Net income	—	—	—	—	—	—	1,334,939	(12,118)	1,322,821
Issuance of common stock	—	—	152,360	1,524	203,401	—	—	—	204,925
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—		—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—		—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—		—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(26,542)	33,298	—	—	6,756
Amortization of restricted stock awards	—	—	—	—	44,270	—	—	—	44,270
Balances at March 31, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,000,351	$(1,731,209)	$(125,680,386)	$(1,343,862)	$47,483,119

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	1,412,474	(24,960)	1,387,514
Issuance of common stock	—	—	64,278	643	120,842	—	—	—	121,485
Issuance of restricted common stock awards	—	—	220,000	2,200	101,701	—	—	—	103,901
Amortization of ESOP shares	—	—	—	—	(33,439)	45,634	—	—	12,195
Amortization of restricted stock awards	—	—	—	—	22,883	—	—	—	22,883
Balances at March 31, 2023 (unaudited)	3,973,310	$39,733	19,235,803	$192,358	$175,823,357	$(2,555,500)	$(119,572,709)	$(758,538)	$53,168,701

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,322,821	$1,387,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,769,717	4,578,311
Amortization of deferred financing costs	153,650	157,434
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(122,391)	(16,476)
Realized (gain) and unrealized loss on hedging activities	(335,446)	442,464
Loss on early extinguishment of debt	241,878	—
PPP loan forgiveness	—	(275,494)
ESOP and stock - based compensation	255,956	260,463
Changes in assets and liabilities:
Accounts receivable	(1,022,611)	1,119,628
Prepaid expenses, inventory and other assets	667,389	259,438
Accounts payable and other accrued liabilities	1,885,162	761,332
Advance deposits	264,782	1,299,626
Net cash provided by operating activities	8,074,737	9,968,070
Cash flows from investing activities:
Improvements and additions to hotel properties	(2,398,177)	(1,533,821)
Proceeds from involuntary conversion	122,391	425,104
Net cash used in investing activities	(2,275,786)	(1,108,717)
Cash flows from financing activities:
Proceeds from mortgage loans	35,000,000	—
Redemption of interest rate swap	965,000	—
Payments on mortgage loans	(25,585,343)	(1,945,624)
Payments on unsecured notes	(188,811)	(142,502)
Payments of deferred financing costs	(605,015)	(132,309)
Preferred dividends paid	(1,994,313)	(1,994,312)
Net cash provided by (used in) financing activities	7,591,518	(4,214,747)
Net increase in cash, cash equivalents and restricted cash	13,390,469	4,644,606
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$39,626,809	$31,986,236
Supplemental disclosures:
Cash paid during the period for interest	$4,252,586	$4,042,426
Cash paid during the period for income taxes	$-	$-
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$210,223	$858,120
Right of use assets acquired under lease liability	$103,125	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$352,455,889	$354,919,106
Cash and cash equivalents	29,285,600	17,101,993
Restricted cash	10,341,209	9,134,347
Accounts receivable, net	6,968,335	5,945,724
Loan receivable - affiliate	1,707,102	1,744,532
Prepaid expenses, inventory and other assets	5,637,355	6,342,310
TOTAL ASSETS	$406,395,490	$395,188,012
LIABILITIES
Mortgage loans, net	$325,106,994	$315,989,194
Unsecured notes, net	1,347,998	1,536,809
Accounts payable and other accrued liabilities	25,782,354	23,315,677
Advance deposits	2,879,763	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$357,205,269	$345,544,821

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at March 31, 2024 and December 31, 2023, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, each at March 31, 2024 and December 31, 2023, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, each at March 31, 2024 and December 31, 2023, respectively.	27,504,901	27,504,901
General Partner: 206,744 units and 205,220 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	(165,719)	(171,830)
Limited Partners: 20,006,607 units and 19,855,771 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	(44,064,825)	(43,605,744)
TOTAL PARTNERS’ CAPITAL	49,190,221	49,643,191
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$406,395,490	$395,188,012

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
REVENUE
Rooms department	$29,739,657	$28,401,688
Food and beverage department	9,752,449	8,748,726
Other operating departments	7,056,326	6,340,863
Total revenue	46,548,432	43,491,277
EXPENSES
Hotel operating expenses
Rooms department	6,552,184	6,413,094
Food and beverage department	6,464,855	5,935,560
Other operating departments	2,686,142	2,315,848
Indirect	18,484,896	16,747,577
Total hotel operating expenses	34,188,077	31,412,079
Depreciation and amortization	4,769,717	4,578,311
Corporate general and administrative	1,916,526	1,980,765
Total operating expenses	40,874,320	37,971,155
NET OPERATING INCOME	5,674,112	5,520,122
Other income (expense)
Interest expense	(4,888,806)	(4,113,597)
Interest income	214,772	146,665
Other income	124,877	—
Loss on early extinguishment of debt	(241,878)	—
Realized and unrealized gain (loss) on hedging activities	335,446	(442,464)
PPP loan forgiveness	—	275,494
Gain on involuntary conversion of assets	122,391	16,476
Net income before income taxes	1,340,914	1,402,696
Income tax provision	(18,093)	(15,182)
Net income	1,322,821	1,387,514
Undeclared distributions to preferred unit holders	(1,994,312)	(1,994,312)
Net loss attributable to general and limited partnership unit holders	$(671,491)	$(606,798)
Net loss attributable per general and limited partner unit:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Weighted average number of general and limited partner units outstanding
Basic	19,975,888	19,832,279
Diluted	19,975,888	19,832,279

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191
Amortization of restricted unit awards	—	—	—	—	—	443	—	43,827	44,270
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	1,524	1,742	150,836	172,510	174,252
Net income	—	—	—	—	—	23,869	—	1,298,952	1,322,821
Balances at March 31, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(165,719)	20,006,607	$(44,064,825)	$49,190,221

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Amortization of restricted unit awards	—	—	—	—	—	229	—	22,654	22,883
Unit based compensation	—	—	—	—	2,843	1,857	281,435	183,780	185,637
Net income	—	—	—	—	—	13,875	—	1,373,639	1,387,514
Balances at March 31, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(90,061)	19,860,381	$(37,563,421)	$55,767,283

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,322,821	$1,387,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,769,717	4,578,311
Amortization of deferred financing costs	153,650	157,434
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(122,391)	(16,476)
Realized (gain) and unrealized loss on hedging activities	(335,446)	442,464
Loss on early extinguishment of debt	241,878	-
PPP loan forgiveness	—	(275,494)
ESOP and unit - based compensation	218,526	208,519
Changes in assets and liabilities:
Accounts receivable	(1,022,611)	1,119,628
Prepaid expenses, inventory and other assets	667,389	259,438
Accounts payable and other accrued liabilities	1,885,162	761,332
Advance deposits	264,782	1,299,626
Net cash provided by operating activities	8,037,307	9,916,126
Cash flows from investing activities:
Improvements and additions to hotel properties	(2,398,177)	(1,533,821)
ESOP loan payments received	37,430	51,944
Proceeds from involuntary conversion	122,391	425,104
Net cash used in investing activities	(2,238,356)	(1,056,773)
Cash flows from financing activities:
Proceeds from mortgage loans	35,000,000	—
Redemption of interest rate swap	965,000	—
Payments on mortgage loans	(25,585,343)	(1,945,624)
Payments on unsecured notes	(188,811)	(142,502)
Payments of deferred financing costs	(605,015)	(132,309)
Preferred dividends paid	(1,994,313)	(1,994,312)
Net cash provided by (used in) financing activities	7,591,518	(4,214,747)
Net increase in cash, cash equivalents and restricted cash	13,390,469	4,644,606
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$39,626,809	$31,986,236
Supplemental disclosures:
Cash paid during the period for interest	$4,226,115	$4,113,442
Cash paid during the period for income taxes	$-	$-
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$210,223	$858,120
Right of use assets acquired under lease liability	$103,125	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of March 31, 2024, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at March 31, 2024 was approximately 98.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On February 7, 2024, affiliates of the Company entered into loan documents to secure a $35.0 million mortgage loan on the Hotel Alba Tampa located in Tampa, Florida with Citi Real Estate Funding Inc. The Company received approximately $10.2 million in net proceeds. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $35.0 million; (ii) has a 5 year term maturing on March 6, 2029; (iii) carries a fixed interest rate of 8.49%; (iv) requires payments of interest only; (v) is guaranteed by the Operating Partnership only for traditional “bad boy” acts; (vi) cannot be prepaid until the last four months of the term; (vii) and contains customary representations, warranties, covenants and events of default for a mortgage loan.

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The Company has mortgages maturing during 2025 with balances at maturity totaling approximately $87.5 million which it will be unable to repay out of working capital. As discussed in Note 4, Debt, the Company intends to repay the mortgage obligations when they become due through a combination of proceeds from a refinance of the properties and working capital. However, there can be no assurances that we will be able to obtain future financing on acceptable terms, if at all. Further, as of September 30, 2024, we failed to maintain compliance with the financial covenants under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. Per the terms of the mortgage loan agreement, we are permitted either to reduce the outstanding balance with a prepayment estimated at no more than $1.2 million or provide an equivalent amount of cash collateral until we return to compliance. We anticipate the placement of cash collateral with the lender before the end of December 2024. We believe these plans will be effectively implemented.

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

The Company recognized no impairment losses for the three months ended March 31, 2024 and 2023.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	March 31, 2024	March 31, 2023
Cash and cash equivalents	$29,285,600	$23,429,595
Restricted cash	10,341,209	8,556,641
Cash, cash equivalents and restricted cash at the end of the period	$39,626,809	$31,986,236

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

Accounts Receivable – Accounts receivable consists primarily of amounts due from hotel guests including payments rendered by credit card for which we are awaiting payment from the merchant processor. Most of our revenue is collected through payment by cash or credit card on or in advance of the date of service, with limited extension of credit to a small number of customers. An allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories, consisting primarily of food and beverages, are stated at the lower of cost or net realizable value, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2024 and December 31, 2023 were $184,930 and $195,988, respectively. Amortization expense for the three month periods ended March 31, 2024 and 2023, totaled $11,059 and $11,874, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate swaps are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of March 31, 2024 and December 31, 2023, respectively):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate swap(1)	$ —	$ —	$627,676	$627,676

Financial Liabilities
Mortgage loans	$(325,106,994)	$(314,241,243)	$(315,989,194)	$(303,949,790)

(1)
The interest-rate swap agreement allowed the Company to receive a variable rate of interest based upon 1-month SOFR in exchange for a fixed rate of 2.826% on a notional amount which approximated the declining balance of the mortgage loan on the Hotel Alba. The interest-rate swap was terminated on February 14, 2024.

The fair value of the Company’s interest rate swap agreement was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward yield curves) derived from observable market interest rates.

The Company estimates the fair value of its mortgage loans by discounting the future cash flows of each loan at estimated market rates consistent with the maturity of a mortgage loan with similar credit terms and credit characteristics, which are Level 2 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

Revenue Recognition – Revenue consists of amounts derived from hotel operations, including the rental of rooms, sales of food and beverage, and other ancillary services. Room revenue is recognized over a customer’s hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as advanced deposits (or contract liabilities) shown on our consolidated balance sheets and recognized once the performance obligations are satisfied.

Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the gross commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price. With respect to the hotel condominium rental programs that the Company operates at the Lyfe Resort & Residences (f/k/a Hyde Resort & Residences) and Hyde Beach House Resort & Residences, the Company has determined that it is an agent and recognizes revenue based on its share of revenue earned under the rental agency agreement.

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

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotel are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of March 31, 2024, the leases for space on the roofs of our hotels expire between April 2024 and May 2028. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million for each of the three months ended March 31, 2024 and 2023.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month periods is as follows:

For the nine months ending December 31, 2024	$711,833
December 31, 2025	929,888
December 31, 2026	863,128
December 31, 2027	851,527
December 31, 2028	861,311
December 31, 2029 and thereafter	9,744,903
Total	$13,962,590

Lessee Accounting – The Company’s operating lease agreements primarily include the ground lease on the Hyatt Centric Arlington, the parking garage lease in Hollywood, Florida at the Hyde Beach House Resort & Residences, and the corporate office lease. The assets are classified as “right of use assets”, which represent our right to use an underlying asset. The corresponding operating lease liability, which represent our obligation to make lease payments under the lease agreement, is classified within “accounts payable and other accrued liabilities”. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right of use assets and operating lease liabilities are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit financing rate, we use our incremental borrowing cost based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and fully levered borrowing to determine present value. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of March 31, 2024, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of March 31, 2024 and December 31, 2023, deferred tax assets each totaled $0.

As of March 31, 2024 and December 31, 2023, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2012 through 2023. In addition, as of March 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2012 through 2023.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of March 31, 2024, 604,028 service-based stock awards have been granted, including 468,278 unrestricted shares and 135,750 restricted shares issued to certain executives and its independent directors. Total compensation cost recognized under the 2022 Plan for the three months ended March 31, 2024 and 2023 was $226,312 and $225,386, respectively.

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permits the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan.

As of March 31, 2024, under the 2013 Plan, the Company has made cumulative service-based stock awards totaling 745,160 shares, including 700,160 unrestricted shares and 45,000 restricted shares issued to certain executives and employees and to its independent directors. All awards have vested except for 45,000 shares issued to certain employees, which will vest on December 31, 2024. The remaining 4,840 shares have been deregistered.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of March 31, 2024, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for each of the three months ended March 31, 2024 and 2023 was $22,883.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered a compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended March 31, 2024 and 2023, the ESOP compensation cost was $6,759 and $12,195, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $676,032 and $705,703 for the three months ended March 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred.

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

New Accounting Pronouncements – In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in

SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification ("ASC"). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will vary based on the date on which the SEC removes that related disclosure from its rules. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. Early adoption is prohibited. The Company is currently assessing the potential impacts of ASU 2023-06 and does not expect it to have a material effect on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impacts of adopting ASU 2023-07 on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with the option to apply retrospectively. The Company is currently assessing the impacts of adopting ASU 2023-09 on its consolidated financial statements and disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on its consolidated financial statements and disclosures.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

Land and land improvements	$61,185,592	$61,114,486
Buildings and improvements	423,444,031	418,833,706
Right of use assets	4,616,437	4,733,406
Furniture, fixtures and equipment	49,014,933	51,501,629
	538,260,993	536,183,227
Less: accumulated depreciation	(185,805,104)	(181,264,121)
Investment in Hotel Properties, Net	$352,455,889	$354,919,106

4. Debt

Mortgage Loans, Net – As of March 31, 2024 and December 31, 2023, we had approximately $325.1 million and approximately $316.0 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2024	2023	Penalties	Date	Provisions	Rate
The DeSoto (1)	$29,999,907	$30,248,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	31,576,756	31,749,695	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	10,000,000	10,000,000	(3)	5/6/2028	(3)	7.35%
DoubleTree by Hilton Philadelphia Airport (4)	38,915,488	38,915,488	None	4/29/2024	(4)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (5)	51,279,105	51,495,662	(5)	10/1/2025	30 years	4.913%
Georgian Terrace (6)	39,273,646	39,455,095	(6)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	35,000,000	24,269,200	(7)	3/6/2029	(7)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	30,512,947	30,755,374	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	46,176,110	46,454,972	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	$13,953,788	14,009,874	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$326,687,747	$317,354,289
Deferred financing costs, net	$(1,617,467)	(1,407,979)
Unamortized premium on loan	36,714	42,884
Total Mortgage Loans, Net	$325,106,994	$315,989,194

(1)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date. See Note 13. Subsequent Events for additional information on this loan.

(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter. See Note 13. Subsequent Events for additional information on this loan.
(3)	The note requires payments of interest only and cannot be prepaid until the last 4 months of the loan term.
(4)

The note bore a floating interest rate of SOFR plus 2.27% and required monthly payments of pre-determined principal and floating-rate interest amortizing the loan on a 30-year term. On August 13, 2018, we entered into a swap agreement to fix the rate at 5.237% through July 31, 2023. Notional amounts under the swap agreement approximated the declining balance of the loan. Effective July 31, 2023, only monthly payments of interest were required. On October 29, 2023, the loan agreement was amended to increase the interest rate to SOFR plus 3.50%. Subsequent loan amendments have extended the maturity date to April 29, 2024. See Note 13. Subsequent Events for additional information on this loan.

(5)	With limited exception, the note may not be prepaid prior to June 2025.
(6)	With limited exception, the note may not be prepaid prior to February 2025.
(7)	The note requires payments of interest only and cannot be prepaid until the last four months of the term.
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

As of March 31, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Philadelphia Airport for which we have received a waiver for non-compliance. The mortgage on the DoubleTree by Hilton Jacksonville Riverfront matures in July 2024. See Note 13 – Subsequent Events for details of the mortgage refinance. Additionally, the mortgage on the Georgian Terrace and the DoubleTree Resort by Hilton Hollywood Beach mature in June 2025 and October 2025, respectively. We intend to refinance these mortgages but may be required to reduce the level of indebtedness by an amount of up to $5.25 million on the refinance of the mortgage on the Georgian Terrace and up to $12.5 million for the mortgage on the DoubleTree Resort by Hilton Hollywood Beach based on current and anticipated financial performance of the properties and anticipated market conditions.

Total future mortgage debt maturities for the remaining nine and twelve-month periods, without respect to any extension of loan maturity or loan modification after March 31, 2024, were as follows:

For the remaining nine months ended December 31, 2024	$74,899,757
December 31, 2025	92,446,009
December 31, 2026	58,588,970
December 31, 2027	1,757,220
December 31, 2028	63,995,791
December 31, 2029 and thereafter	35,000,000
Total future maturities	$326,687,747

PPP Loans – The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act. Each PPP Loan had an initial term of two years, with the ability extend the loan to five years, if not forgiven, and carries an interest rate of 1.00%. Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500. As of March 31, 2024, an application for full forgiveness had been filed and was still pending.

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

At March 31, 2024 and December 31, 2023, the PPP loans had a cumulative balance of approximately $1.3 million and approximately $1.5 million, respectively.

5. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended March 31, 2024 and 2023, each totaled $20,983, and is included in indirect expenses.

We lease, as landlord, the entire fourteenth floor of The DeSoto hotel property to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease, and is included in indirect expenses.

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years. The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2024 and 2023, each totaled $651, and is included in indirect expenses.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. In December 2023, we received a rent concession of $257,351 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the three months ended March 31, 2024 and 2023 totaled $36,566 and $55,902, respectively, and is included in general and administrative expenses.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in July 2025 and may be extended for five additional rental periods of 10 years each. We have elected to exercise the renewal options for the first renewal period. Upon commencement of the renewal period, we will be required to make rental payments each year equal to 8.0% of the appraised value of the land determined prior to the lease renewal commencement date. Rental payments for each subsequent renewal period will be redetermined in a similar manner. Rent expense for the three months ended March 31, 2024 and 2023, was $150,245 and $139,101, respectively, and is included in indirect expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended March 31, 2024 and 2023, each totaled $67,750, and is included in indirect expenses.

We also lease equipment under operating and financing leases under agreements expiring between July 2024 and December 2029. The equipment is primarily included in investment in hotel properties, net with the related lease obligations included in accounts payable and accrued liabilities.

The following is a summary of the Company’s leases as of March 31, 2024:

March 31, 2024

Weighted-average remaining lease term years	14.14
Weighted-average discount rate	8.17%

Right of use assets (1)	$5,582,241
Lease liabilities (2)	$(5,092,325)

Operating lease rent expense	$162,054
Variable lease costs	125,245
Total rent and variable lease costs	$287,299

(1) A portion of the right of use assets in the amount of $799,255 is included in prepaid expenses, inventory and other assets. (2) Lease liabilities are included in accounts payable and accrued liabilities.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the nine months ending December 31, 2024	$466,082
December 31, 2025	618,921
December 31, 2026	592,149
December 31, 2027	579,925
December 31, 2028	561,936
December 31, 2029 and thereafter	10,800,558
Total undiscounted lease payments	13,619,571
Less imputed interest	(8,527,246)
Total lease liability	$5,092,325

Employment Agreements – The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2024, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2024, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, the Whitehall, the Hyatt Centric Arlington and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. The lenders on the DoubleTree Resort by Hilton Hollywood Beach as well as the Hotel Alba also require us to escrow an amount each month equal to one-twelfth (1/12) of the annual insurance premiums. Several of our lenders also required us to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At March 31, 2024, the balance on the loan was approximately $1.7 million, leaving capacity for additional borrowing of approximately $3.3 million under the commitment.

Litigation – We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

6. Preferred Stock and Units

Preferred Stock – The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	March 31, 2024	December 31, 2023	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

The Company is obligated to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share. Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates. However, the Company, at its option, may redeem the preferred stock in part or in full for the amount of the liquidation preference plus any dividends in arrears as well as a pro-rata distribution for the portion of the quarterly period ending on the date of redemption.

On January 24, 2023, the Company announced its intention to resume quarterly payments of dividends on its preferred stock, following the suspension of the preferred dividends during the pandemic.

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through March 31, 2024, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of March 31, 2024, the undeclared cumulative preferred dividends were approximately $21.9 million.

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	March 31, 2024	December 31, 2023	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

The Operating Partnership pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit. The Company, which is the holder of the Operating Partnership’s preferred units, is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions. The preferred units are not redeemable by the holder, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates. The Company, as general partner, may cause the Operating Partnership to redeem preferred units in the Operating Partnership in conjunction with a redemption by the Company of its preferred stock.

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through March 31, 2024, is $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of March 31, 2024, the undeclared cumulative preferred dividends were approximately $21.9 million.

7. Common Stock and Units

Common Stock – As of March 31, 2024, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

The following is a schedule of issuances, since January 1, 2023, of the Company’s common stock and related partnership units of the Operating Partnership:

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

As of March 31, 2024 and December 31, 2023, the Company had 19,849,165 and 19,696,805 shares of common stock outstanding, respectively.

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

As of March 31, 2024 and December 31, 2023, the total number of Operating Partnership units outstanding was 20,213,351 and 20,060,991, respectively.

As of March 31, 2024 and December 31, 2023, the total number of outstanding Operating Partnership units not owned by the Company was 364,186 and 364,186, respectively, with a fair market value of approximately $0.5 million and $0.5 million, respectively, based on the price per share of the common stock on such respective dates.

As of March 31, 2024, there were unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

8. Related Party Transactions

Our Town Hospitality – Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of March 31, 2024, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 66.4%, 6.6%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At March 31, 2024 and December 31, 2023, we were due approximately $0 and $0.01 million, respectively, from Our Town.

Accounts Payable – At March 31, 2024 and December 31, 2023, we owed Our Town approximately $1.1 million and $0.3 million, respectively.

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

Base management fees earned by Our Town for our properties each totaled approximately $1.2 million and $1.1 million, for the three months ended March 31, 2024 and 2023, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ended March 31, 2024 and 2023, were $118,841 and $222,958, respectively.

Each OTH Hotel Management Agreement provides for the payment of a termination fee upon the sale of the hotel equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for the number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the management agreement.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the primary lease. Sublease income from Our Town was $32,589 and $40,035 for the three months ended March 31, 2024 and 2023, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1.0 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

Others – We employ Robert E. Kirkland IV, the son-in-law of our Chairman, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for these two individuals, including salary and benefits, for the three months ended March 31, 2024 and 2023, were $193,638 and $186,135, respectively.

9. Retirement Plans

401(k) Plan – We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Contributions to the plan totaled $32,292 and $34,009, for the three months ended March 31, 2024 and 2023, respectively.

Employee Stock Ownership Plan – The Company adopted an Employee Stock Ownership Plan in December 2016, effective January 1, 2016, which is a non-contributory defined contribution plan covering all employees of the Company. The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.

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

A total of 416,830 shares with a fair value of $604,400 remained allocated or committed to be released from the suspense account, as of March 31, 2024. We recognized as compensation cost $6,759 and $12,195 during the three months ended March 31, 2024 and 2023, respectively. The remaining 242,382 unallocated shares have an approximate fair value of $351,454, as of March 31, 2024. As of March 31, 2024, the ESOP held a total of 412,169 allocated shares, 4,661 committed-to-be-released shares and 242,382 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2024		December 31, 2023
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	412,169	$597,644	412,169	$614,131
Committed to be released shares	4,661	6,756	—	—
Total Allocated and Committed-to-be-Released	416,830	604,400	412,169	614,131

Unallocated shares	242,382	351,454	247,043	368,094

Total ESOP Shares	659,212	$955,854	659,212	$982,225

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Sales and marketing	$4,037,587	$4,209,770
General and administrative	3,738,160	3,463,800
Repairs and maintenance	2,329,599	2,219,568
Utilities	1,477,773	1,332,715
Property taxes	1,541,701	999,521
Management fees, including incentive	1,321,365	1,359,040
Franchise fees	1,061,362	1,071,519
Insurance	1,791,716	947,660
Information and telecommunications	998,603	922,779
Other	187,030	221,205
Total indirect hotel operating expenses	$18,484,896	$16,747,577

11. Income Taxes

The components of the income tax provision for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	18,093	15,182
	18,093	15,182
Deferred:
Federal	(197,374)	(259,952)
State	118,681	131,230
Subtotals	(78,693)	(128,722)
Change in deferred tax valuation allowance	78,693	128,722
	—	—
Income tax provision	$18,093	$15,182

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Statutory federal income tax provision	$281,592	$294,566
Federal tax impact of REIT election	(270,845)	(303,786)
Statutory federal income tax (benefit) provision at TRS	10,747	(9,220)
Federal impact of PPP loan forgiveness	—	(56,470)
State income tax benefit, net of federal provision (benefit)	(71,347)	(47,850)
Change in valuation allowance	78,693	128,722
Income tax (benefit) provision	$18,093	$15,182

12. Loss Per Share and Per Unit

Loss Per Share – The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation. The computation of basic net loss per share is presented below:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	(unaudited)		(unaudited)
Numerator
Net income	$1,322,821		$1,387,514
Less: Net income allocated to participating share awards	(14,688)		(12,857)
Net income attributable to non-controlling interest	12,118		24,960
Undeclared distributions to preferred stockholders	(1,994,312)		(1,994,312)
Net loss attributable to common stockholders for EPS computation	$(674,061)		$(594,695)

Denominator
Weighted average number common shares outstanding for basic EPS computation	19,359,601		18,635,004
Effect of dilutive participating securities:
Unvested restricted shares	—	(1)	—	(1)
Weighted average number common and common equivalent shares outstanding for diluted EPS computation	19,359,601		18,635,004

Basic net loss per common share:
Undistributed loss	$(0.03)		$(0.03)
Total basic	$(0.03)		$(0.03)

Diluted net loss per common share:
Undistributed loss	$(0.03)		$(0.03)
Total diluted	$(0.03)		$(0.03)

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

Loss Per Unit – The computation of basic net loss per unit is presented below:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	(unaudited)		(unaudited)
Numerator
Net income	$1,322,821		$1,387,514
Less: Net income allocated to participating unit awards	(14,688)		(12,857)
Undeclared distributions to preferred unitholders	(1,994,312)		(1,994,312)
Net loss attributable to unitholders for EPU computation	$(686,179)		$(619,655)

Denominator
Weighted average number of units outstanding for basic EPU computation	19,975,888		19,832,279
Effect of dilutive participating securities:
Unvested restricted units	—	(1)	—	(1)
Weighted average number of equivalent units outstanding for diluted EPU computation	19,975,888		19,832,279

Basic net loss per unit:
Undistributed loss	$(0.03)		$(0.03)
Total basic	$(0.03)		$(0.03)

Diluted net loss per unit:
Undistributed loss	$(0.03)		$(0.03)
Total diluted	$(0.03)		$(0.03)

(1) Anti-dilutive, therefore not included.

13. Subsequent Events

On April 29, 2024, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of May 31, 2024, to be paid on June 17, 2024.

On April 29, 2024, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of May 31, 2024, to be paid on June 17, 2024.

On April 29, 2024, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of May 31, 2024, to be paid on June 17, 2024.

On April 29, 2024, the Company entered into a loan amendment to amend the existing mortgage on the DoubleTree by Hilton Philadelphia Airport hotel with the existing lender, TD Bank, N.A. Pursuant to the amended loan documents, the mortgage loan: (i) has a principal balance of approximately $35.9 million; (ii) extends the maturity by two years to April 29, 2026; (iii) continues to carry a floating interest rate of SOFR plus 3.50%; (iv) requires payments of interest only; (v) continues to be guaranteed by the Operating Partnership; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan. Concurrent with the execution of the loan amendment, the Company (i) made a principal payment of $3.0 million; (ii) funded $0.3 million to the interest reserve escrow, bringing the balance in the interest reserve escrow account to $1.3 million; (iii) funded $5.0 million into a product improvement plan ("PIP") reserve account; and (iv) provided $1.7 million in additional cash collateral, of which $1.2 million can be released into the PIP reserve account as early as June 30, 2025 assuming compliance with the financial covenants. On May 3, 2024, an affiliate of the Company entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on May 1, 2026.

On July 8, 2024, we secured a $26.25 million mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront hotel located in Jacksonville, Florida with Fifth Third Bank, N.A. The loan provides for an additional $9.49 million available to fund a product improvement plan at the hotel; matures on July 8, 2029; requires monthly payments of interest at a floating interest rate of SOFR plus 3.00% plus principal of $38,700. Proceeds of the loan were used to repay the existing indebtedness.

On July 29, 2024, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of August 30, 2024, to be paid on September 16, 2024.

On July 29, 2024, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of August 30, 2024, to be paid on September 16, 2024.

On July 29, 2024, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of August 30, 2024, to be paid on September 16, 2024.

On August 14, 2024, we secured a $5.0 million second mortgage loan on the DeSoto hotel located in Savannah, Georgia with MONY Life Insurance Company. The loan has a maturity date of July 1, 2026 and requires level payments of principal and interest at a fixed interest rate of 7.50% and amortizing on a 25-year schedule. Proceeds of the loan were used for working capital.

On October 28, 2024, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of November 29, 2024, to be paid on December 16, 2024.

On October 28, 2024, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of November 29, 2024, to be paid on December 16, 2024.

On October 28, 2024, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of November 29, 2024, to be paid on December 16, 2024.

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

Factors which could have a material adverse effect on the Company’s future operations, results, performance and prospects include, but are not limited to:

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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of March 31, 2024, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Lyfe Resort & Residences	66	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	74	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,926

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of March 31, 2024. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

When calculating composite portfolio metrics, we include available rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences that participate in our rental programs and are not reserved for owner-occupancy.

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2024 and 2023, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, during the three months ended March 31, 2024 and the corresponding period in 2023.

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Actual Portfolio Metrics
Occupancy %	64.2%	60.5%
ADR	$182.75	$187.19
RevPAR	$117.30	$113.27
Composite Portfolio Metrics
Occupancy %	64.9%	60.4%
ADR	$190.50	$197.07
RevPAR	$123.59	$119.06

Comparison of the Three Months Ended March 31, 2024, to the Three Months Ended March 31, 2023

Revenue. Total revenue for the three months ended March 31, 2024, increased by approximately $3.0 million, or 7.0%, to approximately $46.5 million compared to total revenue of approximately $43.5 million for the three months ended March 31, 2023. Increases in total revenue at eight of our properties of approximately $4.0 million, were offset by decreases at four of our other properties, by approximately $1.0 million. The aggregate increase in total revenue reflects an overall increase in room occupancy by 4.5%. We also received higher food and beverage revenues and increased other operating revenues, coming from better group business for the quarter ended March 31, 2024, versus the comparable period in 2023.

Room revenue increased approximately $1.3 million, or 4.7%, to approximately $29.7 million for the three months ended March 31, 2024, compared to room revenue of approximately $28.4 million for the three months ended March 31, 2023. RevPAR for the three month period increased 3.8% from $119.06 in 2023, to $123.59 in 2024, driven by a 4.5% increase in occupancy. Increases in room revenue at eight of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining two wholly-owned properties.

Food and beverage revenues increased approximately $1.0 million, or 11.5%, to approximately $9.7 million for the three months ended March 31, 2024 compared to food and beverage revenues of approximately $8.7 million for the three months ended March 31, 2023. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at seven of our wholly-owned properties offset decreases at the remaining three wholly-owned properties.

Revenue from other operating departments increased approximately $0.7 million, or 11.3%, to approximately $7.0 million for the three months ended March 31, 2024 compared to revenue from other operating departments of approximately $6.3 million for the three months ended March 31, 2023. Most of the increases related to higher net revenue related to the rental programs we manage for participating unit owners at the condominium hotel properties in Hollywood, Florida and increases in parking revenues.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $2.8 million, or 8.8%, to approximately $34.2 million for the three months ended March 31, 2024, compared to total hotel operating expenses of approximately $31.4 million for the three months ended March 31, 2023. The increase in hotel operating expenses for the three months ended March 31, 2024, resulted from an aggregate increase at ten of our hotel properties by approximately $3.4 million, offset by decreases totaling approximately $0.6 million from two of our properties. This increase in hotel operating expenses was directly related to the increases in room revenues, food and beverage revenues and other operating expenses at a number of our hotels and higher indirect expenses as described below.

Room expense for the three months ended March 31, 2024 increased by approximately $0.1 million, or 2.2%, to approximately $6.5 million, compared to rooms expense for the three months ended March 31, 2023 of approximately $6.4 million. The increase was directly related to the increase in room revenue.

Food and beverage expenses for the three months ended March 31, 2024 increased approximately $0.5 million, or 8.9%, to approximately $6.4 million, compared to food and beverage expenses of approximately $5.9 million, for the three months ended March 31, 2023. The net increase in food and beverage expenses for the three months ended March 31, 2024, resulted from an aggregate increase of approximately $0.7 million from eight of our properties, with offsetting decreases at our remaining properties. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the three months ended March 31, 2024, increased approximately $0.4 million or 16.0%, to approximately $2.7 million, compared to other operating departments expense for the three months ended March 31, 2023 of approximately $2.3 million. The increase was directly related to the increase in other departments revenue.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2024 increased approximately $1.7 million, or 10.4%, to approximately $18.5 million, compared to indirect expenses of approximately $16.8 million for the three months ended March 31, 2023. Increases in real estate property taxes of approximately $0.5 million, in insurance expenses by approximately $0.8 million, driven by increases in premiums for property and casualty coverage, also increases in energy and utilities and increased payroll costs due to increased staffing levels accounted for the amount of the increase in indirect expenses.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2024, decreased approximately $0.1 million, or 3.2%, to approximately $1.9 million compared to corporate general and administrative expenses of approximately $2.0 million, for the three months ended March 31, 2023. A decrease in professional fees for the current quarter accounted for the majority of this decrease.

Interest Expense. Interest expense for the three months ended March 31, 2024, increased approximately $0.8 million, or 18.8%, to approximately $4.9 million, as compared to interest expense of approximately $4.1 million, for the three months ended March 31, 2023. The increase in interest expense for the three months ended March 31, 2024, was substantially related to increases from interest rate swaps ending for both our mortgage loans on our properties DoubleTree by Hilton Philadelphia Airport and Hotel Alba Tampa, Tapestry Collection by Hilton. This affected the interest expense by increasing interest rates on these variable rate mortgages. We also refinanced the Hotel Alba Tampa, Tapestry Collection by Hilton mortgage during the quarter ended March 31, 2024, which increased the loan amount and increased the interest rate to a fixed rate of 8.49%.

Realized Gain and Unrealized Loss on Hedging Activities. As of March 31, 2024, there were no interest rate swaps or caps. The realized gain on hedging activities during the three months ended March 31, 2024, was approximately $1.0 million, due to termination of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap. There was also an unrealized loss on the fair value of this swap of approximately $0.7 million, resulting in a net gain of approximately $0.3 million, compared to a loss of approximately $0.4 million during the three months ended March 31, 2023.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets increased approximately $0.1 million, from approximately $0 million for the three months ended March 31, 2023 to approximately $0.1 million, for the three months ending March 31, 2024. The gain was related to casualties at one of our properties in Hollywood, Florida.

Income Taxes. We had an income tax provision of $18,093 for the three months ended March 31, 2024, compared to an income tax provision of $15,182, for the three months ended March 31, 2023.

Net Income. We realized a net income for the three months ended March 31, 2024, of approximately $1.3 million, compared to a net income of approximately $1.4 million, for the three months ended March 31, 2023, because of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO, for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$1,322,821	$1,387,514
Depreciation and amortization - real estate	4,754,911	4,564,625
Gain on involuntary conversion of assets	(122,391)	(16,476)
FFO	5,955,341	5,935,663
Distributions to preferred stockholders	(1,994,312)	(1,994,312)
FFO attributable to common stockholders and unitholders	3,961,029	3,941,351
Amortization	14,806	13,686
ESOP and stock - based compensation	255,956	260,463
Loss on early debt extinguishment	241,878	—
Unrealized loss on hedging activities	704,671	442,464
Adjusted FFO attributable to common stockholders and unitholders	$5,178,340	$4,657,964

Weighted average number of shares outstanding, basic	19,359,601	18,635,004

Weighted average number of non-controlling units	364,186	825,188

Weighted average number of shares and units outstanding, basic	19,723,787	19,460,192

FFO per common share and unit	$0.20	$0.20

Adjusted FFO per common share and unit	$0.26	$0.24

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

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) loss on early debt extinguishment, (10) Paycheck Protection Program (PPP) debt forgiveness, (11) gain on exercise of development right, (12) corporate general and administrative expense, and (13) other operating revenue not related to our wholly-owned portfolio. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

The following is a reconciliation of net income to Hotel EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$1,322,821	$1,387,514
Interest expense	4,888,806	4,113,597
Interest income	(214,772)	(146,665)
Income tax provision	18,093	15,182
Depreciation and amortization	4,769,717	4,578,311
EBITDA	10,784,665	9,947,939
PPP loan forgiveness	—	(275,494)
Other income	(124,877)	—
Loss on early debt extinguishment	241,878	—
Gain on involuntary conversion of assets	(122,391)	(16,476)
Subtotal	10,779,275	9,655,969
Corporate general and administrative	1,916,526	1,980,765
Realized (gain) and unrealized loss on hedging activities	(335,446)	442,464
Hotel EBITDA	$12,360,355	$12,079,198

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of March 31, 2024, we had approximately $29.3 million of unrestricted cash and $10.3 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the three months ended March 31, 2024, was approximately $8.1 million, generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarter and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in leisure transient, small group and corporate business travel. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the three months ended March 31, 2024, was approximately $2.3 million. Of this amount approximately $2.4 million was related to capital expenditures for improvements and additions to hotel properties. There were also insurance proceeds related to involuntary conversions of approximately $0.1 million.

Financing Activities. During the three months ended March 31, 2024, the Company and Operating Partnership received proceeds from a mortgage loan of $35.0 million, received proceeds from the redemption of the Tampa interest rate swap of approximately $1.0 million, made principal payments on our mortgages of approximately $25.6 million, payments on our unsecured notes of approximately $0.2 million and payments on deferred financing costs of approximately $0.6 million, and paid preferred dividends of approximately $2.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. For 2024, we expect total capital expenditures for the routine replacement and refurbishment of furniture, fixtures and equipment for 2024 to be approximately $7.0 million.

We expect a substantial portion of our capital expenditures for the routine replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We deposit an amount equal to 4.0% of gross revenue for The

DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the Hotel Alba Tampa, Tapestry Collection by Hilton, the DoubleTree Resort by Hilton Hollywood Beach, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Laurel, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington on a monthly basis.

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotel, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, we may be required by one or more of our franchisors to complete a PIP in order to bring the hotel up to the franchisor’s standards. Generally, we expect to fund renovations and improvements out of working capital, including replacement reserve accounts, proceeds of mortgage debt or equity offerings.

During fiscal years 2024, 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Philadelphia, Pennsylvania of approximately $11.5 million as condition to a renewal of our franchise license. On April 29, 2024, coincident with the extension of the mortgage loan, we placed $5.0 million into a reserve account to partially fund the renovation. In addition, provided we meet certain financial covenants, we expect the release of $1.2 million of other reserves in additional funding on or after June 30, 2025. The remainder of the capital expenditures will be funded out of working capital. As of March 31, 2024, we had incurred costs totaling approximately $0.3 million.

During fiscal years 2024, 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to a renewal of our franchise license. On July 8, 2024, in conjunction with the refinance of the mortgage with Fifth Third Bank, N.A., we secured additional funding of $9.49 million to partially fund the product improvement plan. The remainder of the capital expenditures will be funded out of working capital.

Liquidity and Capital Resources

As of March 31, 2024, we had total cash and restricted cash of approximately $39.6 million. During the three months ended March 31, 2024, we had a net increase in cash, cash equivalents and restricted cash of approximately $13.4 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, routine capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

On February 7, 2024, we secured a $35.0 million mortgage on the Hotel Alba located in Tampa, Florida with Cit Real Estate Funding, Inc. The loan has a maturity date of March 6, 2029; carries a fixed rate of interest of 8.49%, requires monthly payments of interest only; and cannot be prepaid until the last four months of the loan term. We used a portion of the proceeds to repay the existing first mortgage on the hotel. The remainder of the proceeds were used for working capital.

On April 29, 2024, we amended the mortgage loan agreement on the DoubleTree by Hilton Philadelphia Airport with the existing lender, TD Bank, N.A. The amendment extends the loan’s maturity to April 29, 2026; requires payments of interest only at existing terms of interest at a floating rate based on SOFR plus 3.50%; and required a principal reduction of $3.0 million. Existing reserves were increased by $2.0 million and a separate reserve of $5.0 million was established for the anticipated renovation of the property in conjunction with the renewal of the franchise license.

On July 8, 2024, we secured a $26.25 million mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront hotel located in Jacksonville, Florida with Fifth Third Bank, N.A. The loan provides for an additional $9.49 million available to fund a product improvement plan at the hotel; matures on July 8, 2029; requires monthly payments of interest at a floating interest rate of SOFR plus 3.00% plus principal of $38,700. Proceeds of the loan were used to repay the existing mortgage.

On August 14, 2024, we secured a $5.0 million second mortgage loan on the DeSoto hotel located in Savannah, GA with MONY Life Insurance Company. The loan has a maturity date of July 1, 2026 and requires level payments of principal and interest at a fixed interest rate of 7.50% and amortizing on a 25-year schedule. Proceeds of the loan were used for working capital.

As of the date of this report, we were current on all mortgage and other loan payments per the terms of our agreements, as amended.

In June 2025, the mortgage on The Georgian Terrace in Atlanta, Georgia matures. We intend to refinance the mortgage but may be required to reduce the level of indebtedness by an amount of up to $5.25 million based upon anticipated financial performance of the property and anticipated market conditions.

In October 2025, the mortgage on the DoubleTree Resort by Hilton Hollywood Beach matures. We intend to refinance the mortgage but may be required to reduce the level of indebtedness by an amount of up to $12.5 million based upon anticipated financial performance of the property and anticipated market conditions.

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources, which we expect to be limited as a result of the economic changes in the travel industry coming out of the COVID-19 pandemic. There can be no assurance that we will continue to make investments in properties that meet our investment criteria or have access to capital during this period. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

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

Financial Covenants

Mortgage Loans

Our mortgage loan agreements contain various financial covenants directly related to the financial performance of the collateralized properties. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, disruption caused by renovation activity, major weather disturbances as well as general economic conditions.

As described in “Liquidity and Capital Resources”, as of March 31, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Philadelphia Airport. In April 2024, we obtained a waiver of non-compliance with the financial covenants for the quarters ended September 30 and December 31, 2023. In May 2024, we obtained a waiver of non-compliance with the financial covenants for the quarter ended March 31, 2024.

As of September 30, 2024, we failed to maintain compliance with the financial covenants under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. If we are unable to receive a waiver, we may be required to reduce the outstanding balance with a prepayment of approximately $1.2 million or provide an equivalent amount of cash collateral until we establish compliance.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”. As of March 31, 2024, we failed to meet the financial covenants under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach and The Georgian Terrace, which trigger a “cash trap” under the loan documents, requiring substantially all the revenue generated by the hotels to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the respective loan agreement for exiting the “cash trap”. Subsequent to March 31, 2024, we met the requirements for exiting a cash trap under the mortgage secured by The Georgian Terrace.

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

On January 30, 2024, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of February 29, 2024 and a payment date of March 15, 2024.

On April 30, 2024, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of May 31, 2024 and a payment date of June 17, 2024.

On July 30, 2024, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of August 30, 2024 and a payment date of September 16, 2024.

On October 29, 2024, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of November 29, 2024 and a payment date of December 16, 2024.

As of March 31, 2024, the amount of cumulative unpaid dividends on our outstanding preferred shares as approximately $21.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of "catch up" distributions, such as the distribution announced on May 30, 2023. The amount, timing and frequency of distributions, including additional “catch-up” distributions, will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Maryland, North Carolina, Pennsylvania, Texas and Virginia. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses, local stay-at-home and business closure orders, adverse weather conditions ,and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

The operations of our hotel properties have historically been seasonal. The months of April and May are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in certain markets, namely Florida and Texas, which typically experience significant room demand during this period.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgment on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in these critical accounting policies or the methods or assumptions we apply.

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

As of March 31, 2024, we had approximately $275.2 million of fixed-rate debt, including the PPP Loans of approximately $1.3 million, with a fixed rate of 1.0% and approximately $53.0 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.9%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania and Houston, Texas hotels remains at approximately $53.0 million, the balance at March 31, 2024, the impact on our annual interest incurred and cash flows of a one percent increase in SOFR and the Prime Rate, would be approximately $0.4 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3. Defaults upon Senior Securities

Preferred Stock

The Company’s distribution on the shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are in arrears for eleven quarterly periods. When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

As of October 29, 2024, the Company has deferred payment and is in arrears on dividends for the Company's Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The Company has declared dividends in the respective amounts shown above for each of the Series B, Series C, and Series D Preferred Stock, for the distribution period ending March 31, 2022, payable on December 16, 2024. The total arrearage of cumulative unpaid cash dividends on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through October 29, 2024, are $8,052,550, $7,287,931, and $6,596,958, respectively.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. (+)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. (+)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. (+)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. (+)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

(+) This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: November 5, 2024	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 5, 2024	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer