Form 10-Q
period 2024-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2024-11-12
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of November 8, 2024, there were 19,849,165 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. The Operating Partnership's partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. The Company does not conduct business itself, other than (a) acting as the sole general partner of the Operating Partnership, (b) issuing public equity from time to time, and (c) guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates. The Operating Partnership holds substantially all of the assets of the business, directly or indirectly. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances made by the Company, which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the business through the Operating Partnership's operations, incurrence of indebtedness, and issuance of partnership units to third parties.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2024, of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Note 6 – Preferred Stock and Units;
•
Note 7 – Common Stock and Units;
•
Note 12 – Income Per Share and Per Unit; and
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$351,187,539	$354,919,106
Cash and cash equivalents	18,904,793	17,101,993
Restricted cash	18,411,015	9,134,347
Accounts receivable, net	5,612,961	5,945,724
Prepaid expenses, inventory and other assets	7,614,368	6,342,310
TOTAL ASSETS	$401,730,676	$393,443,480
LIABILITIES
Mortgage loans, net	$320,244,252	$315,989,194
Unsecured notes	1,141,763	1,536,809
Accounts payable and accrued liabilities	25,831,482	23,315,677
Advance deposits	2,224,149	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$351,529,806	$345,544,821
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at June 30, 2024 and December 31, 2023, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at June 30, 2024 and December 31, 2023, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at June 30, 2024 and December 31, 2023, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 19,849,165 shares issued and outstanding at June 30, 2024 and 19,696,805 shares issued and outstanding at December 31, 2023.	198,492	196,968
Additional paid-in capital	176,014,888	175,779,222
Unearned ESOP shares	(1,697,916)	(1,764,507)
Distributions in excess of retained earnings	(123,058,616)	(125,021,013)
Total Sotherly Hotels Inc. stockholders’ equity	51,496,581	49,230,403
Noncontrolling interest	(1,295,711)	(1,331,744)
TOTAL EQUITY	50,200,870	47,898,659
TOTAL LIABILITIES AND EQUITY	$401,730,676	$393,443,480

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$34,575,890	$33,253,523	$64,315,546	$61,655,211
Food and beverage department	9,901,554	9,500,974	19,654,003	18,249,700
Other operating departments	6,216,923	6,262,836	13,273,249	12,603,699
Total revenue	50,694,367	49,017,333	97,242,798	92,508,610
EXPENSES
Hotel operating expenses
Rooms department	7,452,407	7,016,339	14,004,590	13,429,434
Food and beverage department	6,541,720	6,390,867	13,006,575	12,326,427
Other operating departments	2,505,721	2,305,755	5,191,863	4,621,603
Indirect	18,496,840	18,462,336	36,981,736	35,209,913
Total hotel operating expenses	34,996,688	34,175,297	69,184,764	65,587,377
Depreciation and amortization	4,817,523	4,763,193	9,587,240	9,341,504
Corporate general and administrative	1,580,373	1,789,041	3,496,898	3,769,805
Total operating expenses	41,394,584	40,727,531	82,268,902	78,698,686
NET OPERATING INCOME	9,299,783	8,289,802	14,973,896	13,809,924
Other income (expense)
Interest expense	(5,000,995)	(4,288,367)	(9,889,801)	(8,401,964)
Interest income	208,102	222,772	422,873	369,437
Other income	142,353	—	267,230	—
Loss on early extinguishment of debt	—	—	(241,878)	—
Realized gain on hedging activities	—	—	1,041,994	—
Unrealized gain (loss) on hedging activities	(84,872)	286,831	(791,421)	(155,632)
PPP loan forgiveness	—	—	—	275,494
Gain on sale of assets	4,400	—	4,400	—
Gain on involuntary conversion of assets	112,645	763,169	235,037	779,645
Net income before income taxes	4,681,416	5,274,207	6,022,330	6,676,904
Income tax provision	(17,184)	(16,537)	(35,277)	(31,719)
Net income	4,664,232	5,257,670	5,987,053	6,645,185
Less: Net income attributable to noncontrolling interest	(48,151)	(130,798)	(36,033)	(105,838)
Net income attributable to the Company	4,616,081	5,126,872	5,951,020	6,539,347
Undeclared distributions to preferred stockholders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
Net income attributable to common stockholders	$2,621,768	$3,132,559	$1,962,395	$2,550,722
Net income per share attributable to common stockholders:
Basic	$0.13	$0.16	$0.10	$0.13
Diluted	$0.13	$0.16	$0.10	$0.13
Weighted average number of common shares outstanding
Basic	19,431,455	18,712,452	19,395,528	18,658,538
Diluted	19,431,455	18,715,098	19,395,528	18,658,538

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659
Net income	—	—	—	—	—	—	1,334,939	(12,118)	1,322,821
Issuance of common stock	—	—	152,360	1,524	203,401	—	—	—	204,925
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(26,542)	33,298	—	—	6,756
Amortization of restricted stock awards	—	—	—	—	44,270	—	—	—	44,270
Balances at March 31, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,000,351	$(1,731,209)	$(125,680,386)	$(1,343,862)	$47,483,119
Net income	—	—	—	—	—	—	$4,616,081	48,151	4,664,232
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	$(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	$(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	$(599,722)	—	(599,722)
Amortization of ESOP shares	—	—	—	—	(27,233)	33,293	$-	—	6,060
Amortization of restricted stock awards	—	—	—	—	41,770	—	$-	—	41,770
Balances at June 30, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,014,888	$(1,697,916)	$(123,058,616)	$(1,295,711)	$50,200,870

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	1,412,474	(24,960)	1,387,514
Issuance of common stock	—	—	64,278	643	120,842	—	—	—	121,485
Issuance of restricted common stock awards	—	—	220,000	2,200	101,701	—	—	—	103,901
Amortization of ESOP shares	—	—	—	—	(33,439)	45,634	—	—	12,195
Amortization of restricted stock awards	—	—	—	—	22,883	—	—	—	22,883
Balances at March 31, 2023 (unaudited)	3,973,310	$39,733	19,235,803	$192,358	$175,823,357	$(2,555,500)	$(119,572,709)	$(758,538)	$53,168,701
Net income	—	—	—	—	—	—	5,126,872	130,798	5,257,670
Conversion of units in Operating Partnership to shares of common stock	—	—	75,000	750	426,049	—	—	(426,799)	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(1,464,100)	—	(1,464,100)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(1,325,078)	—	(1,325,078)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(1,199,447)	—	(1,199,447)
Amortization of ESOP shares	—	—	—	—	(32,916)	45,633	—	—	12,717
Amortization of restricted stock awards	—	—	—	—	41,771	—	—	—	41,771
Balances at June 30, 2023 (unaudited)	3,973,310	$39,733	19,310,803	$193,108	$176,258,261	$(2,509,867)	$(118,434,462)	$(1,054,539)	$54,492,234

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,987,053	$6,645,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,587,240	9,341,504
Amortization of deferred financing costs	310,190	318,699
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(235,037)	(779,645)
Unrealized loss on hedging activities	791,421	155,632
Loss on early extinguishment of debt	241,878	—
PPP loan forgiveness	—	(275,494)
Gain on disposal of assets	(4,400)	—
ESOP and stock - based compensation	303,783	314,951
Changes in assets and liabilities:
Accounts receivable	332,763	950,783
Prepaid expenses, inventory and other assets	(1,347,134)	(2,281,131)
Accounts payable and other accrued liabilities	1,095,976	(1,015,280)
Advance deposits	(390,832)	470,252
Net cash provided by operating activities	16,660,560	13,833,115
Cash flows from investing activities:
Improvements and additions to hotel properties	(5,241,788)	(4,503,657)
Proceeds from involuntary conversion	235,037	426,442
Proceeds from sale of assets	4,400	137,252
Net cash used in investing activities	(5,002,351)	(3,939,963)
Cash flows from financing activities:
Proceeds from mortgage loans	35,000,000	2,715,833
Redemption of interest rate swap	965,000	—
Payments on mortgage loans	(30,209,018)	(3,010,079)
Payments on unsecured notes	(395,046)	(348,593)
Payments of deferred financing costs	(1,035,052)	(413,909)
Purchase of interest rate cap	(916,000)	—
Preferred dividends paid	(3,988,625)	(3,988,625)
Net cash provided by (used in) financing activities	(578,741)	(5,045,373)
Net increase in cash, cash equivalents and restricted cash	11,079,468	4,847,779
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$37,315,808	$32,189,409
Supplemental disclosures:
Cash paid during the period for interest	$9,234,239	$8,212,620
Cash paid during the period for income taxes	$126,484	$528,000
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$(451,352)	$79,838
Right of use assets acquired under lease liability	$131,816	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$351,187,539	$354,919,106
Cash and cash equivalents	18,904,793	17,101,993
Restricted cash	18,411,015	9,134,347
Accounts receivable, net	5,612,961	5,945,724
Loan receivable - affiliate	1,679,135	1,744,532
Prepaid expenses, inventory and other assets	7,614,368	6,342,310
TOTAL ASSETS	$403,409,811	$395,188,012
LIABILITIES
Mortgage loans, net	$320,244,252	$315,989,194
Unsecured notes, net	1,141,763	1,536,809
Accounts payable and other accrued liabilities	25,831,482	23,315,677
Advance deposits	2,224,149	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$351,529,806	$345,544,821

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at June 30, 2024 and December 31, 2023, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, at June 30, 2024 and December 31, 2023, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, at June 30, 2024 and December 31, 2023, respectively.	27,504,901	27,504,901

General Partner: 206,744 units and 205,220 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	(155,317)	(171,830)
Limited Partners: 20,006,607 units and 19,855,771 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	(41,385,443)	(43,605,744)
TOTAL PARTNERS’ CAPITAL	51,880,005	49,643,191
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$403,409,811	$395,188,012

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$34,575,890	$33,253,523	$64,315,546	$61,655,211
Food and beverage department	9,901,554	9,500,974	19,654,003	18,249,700
Other operating departments	6,216,923	6,262,836	13,273,249	12,603,699
Total revenue	50,694,367	49,017,333	97,242,798	92,508,610
EXPENSES
Hotel operating expenses
Rooms department	7,452,407	7,016,339	14,004,590	13,429,434
Food and beverage department	6,541,720	6,390,867	13,006,575	12,326,427
Other operating departments	2,505,721	2,305,755	5,191,863	4,621,603
Indirect	18,496,840	18,462,336	36,981,736	35,209,913
Total hotel operating expenses	34,996,688	34,175,297	69,184,764	65,587,377
Depreciation and amortization	4,817,523	4,763,193	9,587,240	9,341,504
Corporate general and administrative	1,580,373	1,789,041	3,496,898	3,769,805
Total operating expenses	41,394,584	40,727,531	82,268,902	78,698,686
NET OPERATING INCOME	9,299,783	8,289,802	14,973,896	13,809,924
Other income (expense)
Interest expense	(5,000,995)	(4,288,367)	(9,889,801)	(8,401,964)
Interest income	208,102	222,772	422,873	369,437
Other income	142,353	—	267,230	—
Loss on early extinguishment of debt	—	—	(241,878)	—
Realized gain on hedging activities	—	—	1,041,994	—
Unrealized gain (loss) on hedging activities	(84,872)	286,831	(791,421)	(155,632)
PPP loan forgiveness	—	—	—	275,494
Gain on sale of assets	4,400	—	4,400	—
Gain on involuntary conversion of assets	112,645	763,169	235,037	779,645
Net income before income taxes	4,681,416	5,274,207	6,022,330	6,676,904
Income tax provision	(17,184)	(16,537)	(35,277)	(31,719)
Net income	4,664,232	5,257,670	5,987,053	6,645,185
Undeclared distributions to preferred unit holders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
Net income attributable to general and limited partnership unit holders	$2,669,919	$3,263,357	$1,998,428	$2,656,560
Net income attributable per general and limited partner unit:
Basic	$0.13	$0.16	$0.10	$0.13
Diluted	$0.13	$0.16	$0.10	$0.13
Weighted average number of general and limited partner units outstanding
Basic	20,004,351	19,810,991	19,990,120	19,806,173
Diluted	20,004,351	19,813,637	19,990,120	19,806,173

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191
Amortization of restricted unit awards	—	—	—	—	—	443	—	43,827	44,270
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	1,524	1,742	150,836	172,510	174,252
Net income	—	—	—	—	—	23,869	—	1,298,952	1,322,821
Balances at March 31, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(165,719)	20,006,607	$(44,064,825)	$49,190,221
Amortization of restricted unit awards	—	—	—	—	—	418	—	41,352	41,770
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,367)	(1,994,310)
Unit based compensation	—	—	—	—	—	(219)	—	(21,689)	(21,908)
Net income	—	—	—	—	—	30,146	—	4,634,086	4,664,232
Balances at June 30, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(155,317)	20,006,607	$(41,385,443)	$51,880,005

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Amortization of restricted unit awards	—	—	—	—	—	229	—	22,654	22,883
Unit based compensation	—	—	—	—	2,843	1,857	281,435	183,780	185,637
Net income	—	—	—	—	—	13,875	—	1,373,639	1,387,514
Balances at March 31, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(90,061)	19,860,381	$(37,563,421)	$55,767,283
Amortization of restricted unit awards	—	—	—	—	—	417	—	41,353	41,770
Preferred distributions paid	—	—	—	—	—	(39,886)	—	(3,948,739)	(3,988,625)
Unit based compensation	—	—	—	—	—	(270)	—	(26,752)	(27,022)
Net income	—	—	—	—	—	52,577	—	5,205,093	5,257,670
Balances at June 30, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(77,223)	19,860,381	$(36,292,466)	$57,051,076

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,987,053	$6,645,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,587,240	9,341,504
Amortization of deferred financing costs	310,190	318,699
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(235,037)	(779,645)
Unrealized loss on hedging activities	791,421	155,632
Loss on early extinguishment of debt	241,878	—
PPP loan forgiveness	—	(275,494)
Gain on disposal of assets	(4,400)	—
ESOP and unit - based compensation	238,386	223,268
Changes in assets and liabilities:
Accounts receivable	332,763	950,783
Prepaid expenses, inventory and other assets	(1,347,134)	(2,281,131)
Accounts payable and other accrued liabilities	1,095,976	(1,015,280)
Advance deposits	(390,832)	470,252
Net cash provided by operating activities	16,595,163	13,741,432
Cash flows from investing activities:
Improvements and additions to hotel properties	(5,241,788)	(4,503,657)
ESOP loan payments received	65,397	91,683
Proceeds from involuntary conversion	235,037	426,442
Proceeds from sale of assets	4,400	137,252
Net cash used in investing activities	(4,936,954)	(3,848,280)
Cash flows from financing activities:
Proceeds from mortgage loans	35,000,000	2,715,833
Redemption of interest rate swap	965,000	—
Payments on mortgage loans	(30,209,018)	(3,010,079)
Payments on unsecured notes	(395,046)	(348,593)
Payments of deferred financing costs	(1,035,052)	(413,909)
Purchase of interest rate cap	(916,000)	—
Preferred dividends paid	(3,988,625)	(3,988,625)
Net cash provided by (used in) financing activities	(578,741)	(5,045,373)
Net increase in cash, cash equivalents and restricted cash	11,079,468	4,847,779
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$37,315,808	$32,189,409
Supplemental disclosures:
Cash paid during the period for interest	$9,185,332	$8,278,126
Cash paid during the period for income taxes	$126,484	$528,000
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$(451,352)	$79,838
Right of use assets acquired under lease liability	$131,816	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of June 30, 2024, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at June 30, 2024 was approximately 98.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us”, “our” and “Sotherly” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Overview of Significant Transactions

Significant transactions occurring during the current six-month period and prior fiscal year include the following:

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

The Company recognized no impairment losses for the three or six months ended June 30, 2024 and 2023.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	June 30, 2024	June 30, 2023
Cash and cash equivalents	$18,904,793	$24,226,602
Restricted cash	18,411,015	7,962,807
Cash, cash equivalents and restricted cash at the end of the period	$37,315,808	$32,189,409

Concentration of Credit Risk – We hold cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. Our exposure to credit loss in the event of the failure of these institutions is represented by the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize our potential risk.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2024 and December 31, 2023 were $333,871 and $195,988, respectively. Amortization expense for the three months ended June 30, 2024 and 2023, each totaled $11,059, and for the six months ended June 30, 2024 and 2023, totaled $22,117 and $22,933, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate swaps are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of June 30, 2024 and December 31, 2023, respectively):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate swap(1)	$—	$—	$627,676	$627,676

Interest-rate cap(2)	$754,794	$754,794	$—	$—

Financial Liabilities
Mortgage loans	$(320,244,252)	$(313,064,575)	$(315,989,194)	$(303,949,790)

(1)
The interest-rate swap agreement allowed the Company to receive a variable rate of interest based upon 1-month SOFR in exchange for a fixed rate of 2.826% on a notional amount which approximated the declining balance of the mortgage loan on the Hotel Alba. The interest-rate swap was terminated on February 14, 2024.
(2)
The interest-rate cap agreement allows the Company to receive a variable rate of interest based upon 1-month SOFR in exchange for a fixed rate of 3.0% on a notional amount of $26.0 million on the DoubleTree by Hilton Philadelphia Airport. The interest-rate cap is set to terminate on May 1, 2026.

The fair value of the Company’s interest rate swap and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward yield curves) derived from observable market interest rates.

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

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotel are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of June 30, 2024, the leases for space on the roofs of our hotels expire between July 2024 and May 2028. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023, totaled approximately $0.6 million and $0.5 million, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve-month periods is as follows:

For the six months ending December 31, 2024	$499,151
December 31, 2025	997,194
December 31, 2026	936,515
December 31, 2027	931,178
December 31, 2028	947,413
December 31, 2029	996,352
December 31, 2030 and thereafter	9,424,176
Total	$14,731,979

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of June 30, 2024, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of June 30, 2024 and December 31, 2023, deferred tax assets each totaled $0.

As of June 30, 2024 and December 31, 2023, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2023. In addition, as of June 30, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2009 through 2023.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of June 30, 2024, the Company has made cumulative awards totaling 604,028 shares to certain executives and its independent directors, of which 232,750 were originally restricted. As of June 30, 2024, 135,000 shares remain restricted and will fully vest in March 2027. Total compensation cost recognized under the 2022 Plan for each of the three months ended June 30, 2024 and 2023 was $18,888, and for the six months ended June 30, 2024 and 2023 was $245,199 and $244,274, respectively.

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permits the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan.

As of June 30, 2024, under the 2013 Plan, the Company has made cumulative service-based stock awards totaling 745,160 shares, of which 316,333 were originally restricted. All awards have vested except for 45,000 shares issued to certain employees, which will vest on December 31, 2024. The remaining 4,840 shares have been deregistered.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of June 30, 2024, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for each of the three months ended June 30, 2024 and 2023 was $22,883, and for each of the six months ended June 30, 2024 and 2023, was $45,765.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered a compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended June 30, 2024 and 2023, the ESOP compensation cost was $6,060 and $12,717, respectively, and for the six months ended June 30, 2024 and 2023, the ESOP compensation cost was $12,818 and $24,913, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid-in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $739,564 and $689,275 for the three months ended June 30, 2024 and 2023, respectively, and were $1,415,595 and $1,394,979 for the six months ended June 30, 2024 and 2023, respectively. Advertising costs are expensed as incurred.

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

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

Land and land improvements	$61,217,987	$61,114,486
Buildings and improvements	426,106,634	418,833,706
Right of use assets	4,649,280	4,733,406
Furniture, fixtures and equipment	49,552,479	51,501,629
	541,526,380	536,183,227
Less: accumulated depreciation	(190,338,841)	(181,264,121)
Investment in Hotel Properties, Net	$351,187,539	$354,919,106

4. Debt

Mortgage Loans, Net. As of June 30, 2024 and December 31, 2023, we had approximately $320.2 million and approximately $316.0 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2024	2023	Penalties	Date	Provisions	Rate
The DeSoto (1)	$29,748,229	$30,248,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	31,405,915	31,749,695	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	10,000,000	10,000,000	(3)	5/6/2028	(3)	7.35%
DoubleTree by Hilton Philadelphia Airport (4)	35,915,488	38,915,488	None	4/29/2026	(4)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (5)	50,964,894	51,495,662	(5)	10/1/2025	30 years	4.913%
Georgian Terrace (6)	39,008,579	39,455,095	(6)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	35,000,000	24,269,200	(7)	3/6/2029	(7)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	30,267,935	30,755,374	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	45,893,572	46,454,972	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	$13,900,059	14,009,874	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$322,104,671	$317,354,289
Deferred financing costs, net	$(1,890,963)	(1,407,979)
Unamortized premium on loan	30,544	42,884
Total Mortgage Loans, Net	$320,244,252	$315,989,194

(1)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date. See Note 13. Subsequent Events for additional information on this loan.

(2)	Prepayment can be made without penalty. See Note 13. Subsequent Events for additional information on this loan.
(3)	The note requires payments of interest only and cannot be prepaid until the last 4 months of the loan term.
(4)

The note requires payments of interest only. On May 3, 2024, we entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on May 1, 2026.

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

As of June 30, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. Additionally, the mortgage on the Georgian Terrace and the DoubleTree Resort by Hilton Hollywood Beach mature in June 2025 and October 2025, respectively. We intend to refinance these mortgages, but may be required to reduce the level of indebtedness by an amount of up to $5.25 million on the refinance of the mortgage on the Georgian Terrace and up to $12.5 million for the mortgage on the DoubleTree Resort by Hilton Hollywood Beach based on current and anticipated financial performance of the properties and anticipated market conditions.

Total future mortgage debt maturities for the remaining six and twelve-month periods, without respect to any extension of loan maturity or loan modification after June 30, 2024, were as follows:

For the remaining six months ended December 31, 2024	$34,365,494
December 31, 2025	92,446,009
December 31, 2026	94,504,458
December 31, 2027	1,757,220
December 31, 2028	64,031,490
December 31, 2029	35,000,000
Total future maturities	$322,104,671

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

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500. The Company is required to make monthly payments of $18,000 through December 25, 2025 to extinguish the loan.

On April 28, 2020, we entered into a promissory note and received proceeds of approximately $9.4 million under a PPP Loan from Fifth Third Bank, National Association. On December 9, 2022, the Company was notified it had received principal forgiveness in the amount of approximately $4.6 million and is required to make monthly payments of $56,809 through July 1, 2025 to extinguish the loan.

On May 6, 2020, we entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan. On February 3, 2023, the Company was notified it had received principal forgiveness in the amount of approximately $268,309 and is required to make monthly payments of $13,402 through May 6, 2025 to extinguish the loan.

At June 30, 2024 and December 31, 2023, the PPP loans had a cumulative balance of approximately $1.1 million and approximately $1.5 million, respectively.

5. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006, and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended June 30, 2024 and 2023, each totaled $20,983, and for the six months ended June 30, 2024 and 2023, each totaled $41,966 and is included in indirect expenses.

We lease, as landlord, the entire fourteenth floor of The DeSoto hotel property to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease and is included in indirect expenses.

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years. The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended June 30, 2024 and 2023, each totaled $651, and for the six months ended June 30, 2024 and 2023 each totaled $1,301, and is included in indirect expenses.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. In December 2023, we received a rent concession of $257,351 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the three months ended June 30, 2024 and 2023 totaled $36,566 and $55,902, respectively, and for the six months ended June 30, 2024 and 2023 totaled $73,133 and $111,804, respectively, and is included in general and administrative expenses.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in July 2025 and may be extended for five additional rental periods of 10 years each. We have elected to exercise the renewal options for the first renewal period. Upon commencement of the renewal period, we will be required to make rental payments each year equal to 8.0% of the appraised value of the land determined prior to the lease renewal commencement date. Rental payments for each subsequent renewal period will be redetermined in a similar manner. Rent expense for the three months ended June 30, 2024 and 2023, was $204,374 and $202,392, respectively, and for the six months ended June 30, 2024 and 2023, totaled $354,618 and $341,493, respectively, and is included in indirect expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended June 30, 2024 and 2023, each totaled $67,750, and for the six months ended June 30, 2024 and 2023, each totaled $135,500, and is included in indirect expenses.

We also lease equipment under operating and financing leases under agreements expiring between July 2024 and December 2029. The equipment is primarily included in investment in hotel properties, net with the related lease obligations included in accounts payable and accrued liabilities.

The following is a summary of the Company’s leases as of June 30, 2024:

June 30, 2024

Weighted-average remaining lease term years	13.91
Weighted-average discount rate	8.17%

Right of use assets (1)	$5,469,329
Lease liabilities (2)	$(5,066,569)

Operating lease rent expense	$330,144
Variable lease costs	304,618
Total rent and variable lease costs	$634,762

(1) A portion of the right of use assets in the amount of $774,689 is included in prepaid expenses, inventory and other assets. (2) Lease liabilities are included in accounts payable and accrued liabilities.

A schedule of minimum future lease payments for the following six and twelve-month periods is as follows:

For the six months ending December 31, 2024	$324,952
December 31, 2025	630,710
December 31, 2026	598,753
December 31, 2027	586,525
December 31, 2028	568,536
December 31, 2029	569,028
December 31, 2030 and thereafter	10,231,530
Total undiscounted lease payments	13,510,034
Less imputed interest	(8,443,465)
Total lease liability	$5,066,569

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2024, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2024, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At June 30, 2024, the balance on the loan was approximately $1.7 million, leaving capacity for additional borrowing of approximately $3.3 million under the commitment.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	June 30, 2024	December 31, 2023	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of June 30, 2024, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of June 30, 2024, the undeclared cumulative preferred dividends were approximately $21.9 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	June 30, 2024	December 31, 2023	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units as of June 30, 2024, is $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of June 30, 2024, the undeclared cumulative preferred dividends were approximately $21.9 million.

7. Common Stock and Units

Common Stock – As of June 30, 2024, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

As of June 30, 2024 and December 31, 2023, the Company had 19,849,165 and 19,696,805 shares of common stock outstanding, respectively.

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

As of June 30, 2024 and December 31, 2023, the total number of Operating Partnership units outstanding was 20,213,351 and 20,060,991, respectively.

As of June 30, 2024 and December 31, 2023, the total number of outstanding Operating Partnership units not owned by the Company was 364,186 and 364,186, respectively, with a fair market value of approximately $0.4 million and $0.5 million, respectively, based on the price per share of the common stock on such respective dates.

As of June 30, 2024, there are unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

8. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of June 30, 2024, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 66.4%, 6.6%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At June 30, 2024 and December 31, 2023, we were due approximately $0 and $0.01 million, respectively, from Our Town.

Accounts Payable – At June 30, 2024 and December 31, 2023, we owed Our Town approximately $1.0 million and $0.3 million, respectively.

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

As of June 30, 2024, the OTH Master Agreement provided for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2035 but shall be extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Base management fees earned by Our Town for our properties totaled approximately $1.3 million, for each of the three months ended June 30, 2024 and 2023, respectively, and were approximately $2.5 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ended June 30, 2024 and 2023, were $(7,175) and $(5,015), respectively, and for the six months ended June 30, 2024 and 2023, were approximately $111,666 and $217,943, respectively.

Each OTH Hotel Management Agreement provides for the payment of a termination fee upon the sale of the hotel equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for the number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the management agreement.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the primary lease. Sublease income from Our Town was $65,117 and $80,070 for the six months ended June 30, 2024 and 2023, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1.0 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023, were approximately $1.9 million and $1.4 million, respectively.

Others. We employ Robert E. Kirkland IV, the son-in-law of our Chairman, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for these two individuals, including salary and benefits, for the three months ended June 30, 2024 and 2023, were $142,343 and $138,782, respectively and for the six months ended June 30, 2024 and 2023, were $345,431 and $337,445, respectively.

9. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Contributions to the plan totaled $27,757 and $23,538, for the three months ended June 30, 2024 and 2023, respectively and for the six months ended June 30, 2024 and 2023, totaled $60,049 and $57,547, respectively.

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

A total of 421,491 shares with a fair value of $484,715 remained allocated or committed to be released from the suspense account, as of June 30, 2024. We recognized as compensation cost $12,818 and $24,913 during the six months ended June 30, 2024 and 2023, respectively. The remaining 237,721 unallocated shares have an approximate fair value of $273,379, as of June 30, 2024. As of June 30, 2024, the ESOP held a total of 412,169 allocated shares, 9,322 committed-to-be-released shares and 237,721 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	June 30, 2024		December 31, 2023
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	412,169	$473,994	412,169	$614,131
Committed to be released shares	9,322	10,721	—	—
Total Allocated and Committed-to-be-Released	421,491	$484,715	412,169	$614,131

Unallocated shares	237,721	273,379	247,043	368,094

Total ESOP Shares	659,212	$758,094	659,212	$982,225

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$4,339,345	$4,298,001	$8,376,932	$8,507,771
General and administrative	3,821,459	3,908,023	7,559,619	7,371,823
Repairs and maintenance	2,189,231	2,102,523	4,518,830	4,322,091
Utilities	1,520,775	1,400,833	2,998,548	2,733,548
Property taxes	1,419,067	1,303,119	2,960,768	2,302,640
Management fees, including incentive	1,288,046	1,251,835	2,609,411	2,610,875
Franchise fees	1,250,575	1,246,360	2,311,937	2,317,880
Insurance	1,405,670	1,715,721	3,197,386	2,663,381
Information and telecommunications	954,506	945,572	1,953,110	1,868,350
Other	308,166	290,349	495,195	511,554
Total indirect hotel operating expenses	$18,496,840	$18,462,336	$36,981,736	$35,209,913

11. Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	17,184	16,537	35,277	31,719
	17,184	16,537	35,277	31,719
Deferred:
Federal	565,552	357,776	368,178	97,824
State	31,226	14,239	149,907	145,469
Subtotals	596,778	372,015	518,085	243,293
Change in deferred tax valuation allowance	(596,778)	(372,015)	(518,085)	(243,293)
	—	—	—	—
Income tax provision	$17,184	$16,537	$35,277	$31,719

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision	$1,043,231	$1,107,584	$1,324,823	$1,402,150
Federal tax impact of REIT election	(259,448)	(539,100)	(530,293)	(842,886)
Federal impact of PPP loan forgiveness	—	—	—	(56,470)
State income tax benefit, net of federal provision (benefit)	(169,821)	(179,932)	(241,168)	(227,782)
Change in valuation allowance	(596,778)	(372,015)	(518,085)	(243,293)
Income tax (benefit) provision	$17,184	$16,537	$35,277	$31,719

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

	Three Months Ended		Three Months Ended	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023	June 30, 2024		June 30, 2023
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Numerator
Net income	$4,664,232		$5,257,670	$5,987,053		$6,645,185
Less: Net income allocated to participating share awards	(52,283)		(71,282)	(76,480)		(81,225)
Net income attributable to non-controlling interest	(48,151)		(130,798)	(36,033)		(105,838)
Undeclared distributions to preferred stockholders	(1,994,313)		(1,994,313)	(3,988,625)		(3,988,625)
Net Income attributable to common stockholders for EPS computation	$2,569,485		$3,061,277	$1,885,915		$2,469,497

Denominator
Weighted average number common shares outstanding for basic EPS computation	19,431,455		18,712,452	19,395,528		18,658,538
Effect of dilutive participating securities:
Unvested restricted shares	—	(1)	2,646	—	(1)	—	(1)
Weighted average number common and common equivalent shares outstanding for diluted EPS computation	19,431,455		18,715,098	19,395,528		18,658,538

Basic net income per common share:
Undistributed income	$0.13		$0.16	$0.10		$0.13
Total basic	$0.13		$0.16	$0.10		$0.13

Diluted net income per common share:
Undistributed income	$0.13		$0.16	$0.10		$0.13
Total diluted	$0.13		$0.16	$0.10		$0.13

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

Income Per Unit – The computation of basic net income per unit is presented below:

	Three Months Ended		Three Months Ended	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023	June 30, 2024		June 30, 2023
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Numerator
Net income	$4,664,232		$5,257,670	$5,987,053		$6,645,185
Less: Net income allocated to participating unit awards	(52,283)		(71,282)	(76,480)		(81,225)
Undeclared distributions to preferred unitholders	(1,994,313)		(1,994,313)	(3,988,625)		(3,988,625)
Net income attributable to unitholders for EPU computation	$2,617,636		$3,192,075	$1,921,948		$2,575,335

Denominator
Weighted average number of units outstanding for basic EPU computation	20,004,351		19,810,991	19,990,120		19,806,173
Effect of dilutive participating securities:
Unvested restricted units	—	(1)	2,646	—	(1)	—	(1)
Weighted average number of equivalent units outstanding for diluted EPU computation	20,004,351		19,813,637	19,990,120		19,806,173

Undistributed income	$0.13		$0.16	$0.10		$0.13
Total basic	$0.13		$0.16	$0.10		$0.13

Diluted net income per unit:
Undistributed income	$0.13		$0.16	$0.10		$0.13
Total diluted	$0.13		$0.16	$0.10		$0.13

(1) Anti-dilutive, therefore not included.

13. Subsequent Events

On July 8, 2024, we secured a $26.25 million mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront hotel located in Jacksonville, Florida with Fifth Third Bank, N.A. The loan provides for an additional $9.49 million available to fund a product improvement plan at the hotel; matures on July 8, 2029; requires monthly payments of interest at a floating interest rate of SOFR plus 3.00% plus principal of $38,700. Proceeds of the loan were also used to repay the existing indebtedness.

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

On August 14, 2024, we secured a $5.0 million second mortgage loan on The DeSoto hotel located in Savannah, Georgia with MONY Life Insurance Company. The loan has a maturity date of July 1, 2026, and requires level payments of principal and interest at a fixed interest rate of 7.50% and amortizing on a 25-year schedule. Proceeds of the loan were used for working capital.

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of June 30, 2024, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Lyfe Resort & Residences	66	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	76	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,928

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of June 30, 2024. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2024 and 2023, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, during the three and six months ended June 30, 2024 and the corresponding period in 2023.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Actual Portfolio Metrics
Occupancy %	74.0%	70.6%	69.1%	65.6%
ADR	$184.24	$185.82	$183.54	$186.45
RevPAR	$136.38	$131.16	$126.84	$122.27
Composite Portfolio Metrics
Occupancy %	73.4%	69.4%	69.2%	64.9%
ADR	$187.51	$190.15	$188.91	$193.35
RevPAR	$137.67	$131.94	$130.64	$125.53

Comparison of the Three Months Ended June 30, 2024, to the Three Months Ended June 30, 2023

Revenue. Total revenue for the three months ended June 30, 2024, increased by approximately $1.7 million, or 3.4%, to approximately $50.7 million compared to total revenue of approximately $49.0 million for the three months ended June 30, 2023. Increases of approximately $1.7 million in total revenue at eleven of our properties accounted for the change. The aggregate increase in total revenue reflects an overall increase in room occupancy by 5.8%, we also received higher food and beverage revenues and comparable other operating revenues, coming from better group business for the quarter ended June 30, 2024, versus the comparable period in 2023.

Room revenue increased approximately $1.3 million, or 4.0%, to approximately $34.6 million for the three months ended June 30, 2024, compared to room revenue of approximately $33.3 million for the three months ended June 30, 2023. RevPAR for the three month period increased 4.3% from $131.94 in 2023, to $137.67 in 2024, driven by a 4.0% increase in occupancy. Increases in room revenue at eight of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining two wholly-owned properties.

Food and beverage revenues increased approximately $0.4 million, or 4.2%, to approximately $9.9 million for the three months ended June 30, 2024, compared to food and beverage revenues of approximately $9.5 million for the three months ended June 30, 2023. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at five of our wholly-owned properties offset decreases at the remaining five wholly-owned properties.

Revenue from other operating departments decreased slightly by approximately $0.1 million, or 0.7%, to approximately $6.2 million for the three months ended June 30, 2024, compared to revenue from other operating departments of approximately $6.3 million for the three months ended June 30, 2023.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $0.8 million, or 2.4%, to approximately $35.0 million for the three months ended June 30, 2024, compared to total hotel operating expenses of approximately $34.2 million for the three months ended June 30, 2023. The increase in hotel operating expenses for the three months ended June 30, 2024, resulted from an aggregate increase at eight of our hotel properties by approximately $1.1 million, offset by decreases totaling approximately $0.3 million from four of our properties. This increase in hotel operating expenses was directly related to the increases in room revenues and food and beverage revenues and other operating expenses at a number of our hotels and higher indirect expenses as described below.

Room expense for the three months ended June 30, 2024, increased by approximately $0.4 million, or 6.2%, to approximately $7.4 million, compared to rooms expense for the three months ended June 30, 2023, of approximately $7.0 million. The increase was directly related to the increase in room revenue.

Food and beverage expenses for the three months ended June 30, 2024, increased approximately $0.1 million, or 2.4%, to approximately $6.5 million, compared to food and beverage expenses of approximately $6.4 million, for the three months ended June 30, 2023. The net increase in food and beverage expenses for the three months ended June 30, 2024, resulted from an aggregate increase of approximately $0.3 million from four of our properties, with offsetting decreases at our remaining properties. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the three months ended June 30, 2024, increased approximately $0.2 million or 8.7%, to approximately $2.5 million, compared to other operating departments expense for the three months ended June 30, 2023, of approximately $2.3 million. The increase was directly related to the increase in other departments revenue.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2024, slightly increased by 0.2%, to approximately $18.5 million, compared to indirect expenses of approximately $18.5 million for the three months ended June 30, 2023.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2024, decreased approximately $0.2 million, or 11.7%, to approximately $1.6 million compared to corporate general and administrative expenses of approximately $1.8 million, for the three months ended June 30, 2023. A decrease in legal and professional fees for the current quarter accounted for the majority of this decrease.

Interest Expense. Interest expense for the three months ended June 30, 2024, increased approximately $0.7 million, or 16.6%, to approximately $5.0 million, as compared to interest expense of approximately $4.3 million, for the three months ended June 30, 2023. The increase in interest expense for the three months ended June 30, 2024, was substantially related to increases from interest rate swaps ending for both our mortgage loans on our properties DoubleTree by Hilton Philadelphia Airport and Hotel Alba Tampa, Tapestry Collection by Hilton. This affected the interest expense by increasing interest rates on these variable rate mortgages. We also refinanced the Hotel Alba Tampa, Tapestry Collection by Hilton mortgage during the previous quarter ended March 31, 2024, which increased the loan amount and increased the interest rate to a fixed rate of 8.49%.

Unrealized Loss on Hedging Activities. As of June 30, 2024, there was an interest rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport with a fair value of approximately $0.8 million, which capped the interest rate down by 3.0%. There was an unrealized loss on the fair value of this cap of approximately $0.1 million, compared to an unrealized gain of approximately $0.3 million during the three months ended June 30, 2023.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets decreased approximately $0.7 million, from approximately $0.8 million for the three months ended June 30, 2023, to approximately $0.1 million, for the three months ending June 30, 2024. The gain was related to casualties at two of our properties in Hollywood, Florida and Arlington, Virginia.

Income Taxes. We had an income tax provision of $17,184 for the three months ended June 30, 2024, compared to an income tax provision of $16,537, for the three months ended June 30, 2023.

Net Income. We realized a net income for the three months ended June 30, 2024, of approximately $4.7 million, compared to a net income of approximately $5.3 million, for the three months ended June 30, 2023, because of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2024, to the Six Months Ended June 30, 2023

Revenue. Total revenue for the six months ended June 30, 2024, increased by approximately $4.7 million, or 5.1%, to approximately $97.2 million compared to total revenue of approximately $92.5 million for the six months ended June 30, 2023. Increases of approximately $5.2 million in total revenue at 10 of our properties accounted for the change. The aggregate increase in total revenue reflects an overall increase in room occupancy by 6.5%, we also received higher food and beverage revenues and comparable other operating revenues, coming from better group business for the six months ended June 30, 2024, versus the comparable period in 2023.

Room revenue increased approximately $2.6 million, or 4.3%, to approximately $64.3 million for the six months ended June 30, 2024, compared to room revenue of approximately $61.7 million for the six months ended June 30, 2023. RevPAR for the six month period increased 4.1% from $125.53 in 2023, to $130.64 in 2024, driven by a 6.5% increase in occupancy. Increases in room revenue at seven of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining three wholly-owned properties.

Food and beverage revenues increased approximately $1.4 million, or 7.7%, to approximately $19.6 million for the six months ended June 30, 2024 compared to food and beverage revenues of approximately $18.2 million for the six months ended June 30, 2023. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at seven of our wholly-owned properties offset decreases at the remaining three wholly-owned properties.

Revenue from other operating departments increased by approximately $0.7 million, or 5.3%, to approximately $13.3 million for the six months ended June 30, 2024 compared to revenue from other operating departments of approximately $12.6 million for the six months ended June 30, 2023.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $3.6 million, or 5.5%, to approximately $69.2 million for the six months ended June 30, 2024, compared to total hotel operating expenses of approximately $65.6 million for the six months ended June 30, 2023. The increase in hotel operating expenses for the six months ended June 30, 2024, resulted from an aggregate increase at nine of our hotel properties by approximately $4.0 million, offset by decreases totaling approximately $0.4 million from three of our properties. This increase in hotel operating expenses was directly related to the increases in room revenues and food and beverage revenues and other operating expenses at a number of our hotels and higher indirect expenses as described below.

Room expense for the six months ended June 30, 2024, increased by approximately $0.6 million, or 4.3%, to approximately $14.0 million, compared to rooms expense for the six months ended June 30, 2023, of approximately $13.4 million. The increase was directly related to the increase in room revenue.

Food and beverage expenses for the six months ended June 30, 2024, increased approximately $0.7 million, or 5.5%, to approximately $13.0 million, compared to food and beverage expenses of approximately $12.3 million, for the six months ended June 30, 2023. The net increase in food and beverage expenses for the six months ended June 30, 2024, resulted from an aggregate increase of approximately $0.9 million from seven of our properties, with offsetting decreases at our remaining properties. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the six months ended June 30, 2024, increased approximately $0.6 million or 12.3%, to approximately $5.2 million, compared to other operating departments expense for the six months ended June 30, 2023, of approximately $4.6 million. The increase was directly related to the increase in other departments revenue.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2024, increased approximately $1.8 million, or 5.0%, to approximately $37.0 million, compared to indirect expenses of approximately $35.2 million for the six months ended June

30, 2023. The increase was related to increases in administration and general, repairs and maintenance, energy and utilities, insurance and real estate and personal property taxes.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2024, decreased approximately $0.3 million, or 7.2%, to approximately $3.5 million compared to corporate general and administrative expenses of approximately $3.8 million, for the six months ended June 30, 2023. A decrease in legal and professional fees for the current period accounted for the majority of this decrease.

Interest Expense. Interest expense for the six months ended June 30, 2024, increased approximately $1.5 million, or 17.7%, to approximately $9.9 million, as compared to interest expense of approximately $8.4 million, for the six months ended June 30, 2023. The increase in interest expense for the six months ended June 30, 2024, was substantially related to increases from interest rate swaps ending for both our mortgage loans on our properties DoubleTree by Hilton Philadelphia Airport and Hotel Alba Tampa, Tapestry Collection by Hilton. This affected the interest expense by increasing interest rates on these variable rate mortgages. We also refinanced the Hotel Alba Tampa, Tapestry Collection by Hilton mortgage during the previous quarter ended March 31, 2024, which increased the loan amount and increased the interest rate to a fixed rate of 8.49%.

Realized Gain on Hedging Activities. The realized gain on hedging activities during the six months ended June 30, 2024, was approximately $1.0 million, due to termination of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap.

Unrealized Loss on Hedging Activities. As of June 30, 2024, there was a new interest rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport with a fair value of approximately $0.8 million, which capped the interest rate down by 3.0%, with an unrealized loss on hedging activities of approximately $0.1 million. There was also an unrealized loss on the fair value of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap of approximately $0.7 million. These two aggregated losses of approximately $0.8 million for the six months ended June 30, 2024, compared to a loss of approximately $0.2 million during the six months ended June 30, 2023.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets decreased approximately $0.5 million, from approximately $0.8 million for the six months ended June 30, 2023 to approximately $0.2 million, for the six months ending June 30, 2024. The gain was related to casualties at two of our properties in Hollywood, Florida and Arlington, Virginia.

Income Taxes. We had an income tax provision of $35,277 for the six months ended June 30, 2024, compared to an income tax provision of $31,719, for the six months ended June 30, 2023.

Net Income. We realized a net income for the six months ended June 30, 2024, of approximately $6.0 million, compared to a net income of approximately $6.6 million, for the six months ended June 30, 2023, because of the operating results discussed above.

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

We further adjust FFO Attributable to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments, losses on early extinguishment of debt, gains on extinguishment of preferred stock, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, management contract termination costs, operating asset depreciation and amortization, gain or loss on a change in control, ESOP and stock compensation expenses and negative lease amortization on our finance ground lease obligation. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to FFO and Adjusted FFO, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$4,664,232	$5,257,670	$5,987,053	$6,645,185
Depreciation and amortization - real estate	4,802,717	4,750,322	9,557,629	9,314,947
Gain on sale of assets	(4,400)	—	(4,400)	—
Gain on involuntary conversion of assets	(112,645)	(763,169)	(235,037)	(779,645)
FFO	9,349,904	9,244,823	15,305,245	15,180,487
Distributions to preferred stockholders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
FFO attributable to common stockholders and unitholders	7,355,591	7,250,510	11,316,620	11,191,862
Amortization	14,806	12,871	29,611	26,557
ESOP and stock - based compensation	47,827	54,488	303,783	314,951
Loss on early debt extinguishment	—	—	241,878	—
Unrealized loss (gain) on hedging activities	84,872	(286,831)	791,421	155,632
Adjusted FFO attributable to common stockholders and unitholders	$7,503,096	$7,031,038	$12,683,313	$11,689,002

Weighted average number of shares outstanding, basic	19,431,455	18,712,452	19,395,528	18,658,538

Weighted average number of non-controlling units	364,186	772,441	364,186	798,669

Weighted average number of shares and units outstanding, basic	19,795,641	19,484,893	19,759,714	19,457,207

FFO per common share and unit	$0.37	$0.37	$0.57	$0.58

Adjusted FFO per common share and unit	$0.38	$0.36	$0.64	$0.60

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

The following is a reconciliation of net income to Hotel EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$4,664,232	$5,257,670	$5,987,053	$6,645,185
Interest expense	5,000,995	4,288,367	9,889,801	8,401,964
Interest income	(208,102)	(222,772)	(422,873)	(369,437)
Income tax provision	17,184	16,537	35,277	31,719
Depreciation and amortization	4,817,523	4,763,193	9,587,240	9,341,504
EBITDA	14,291,832	14,102,995	25,076,498	24,050,935
PPP loan forgiveness	—	—	—	(275,494)
Other income	(142,353)	—	(267,230)	—
Loss on early debt extinguishment	—	—	241,878	—
Gain on sale of assets	(4,400)	—	(4,400)	—
Gain on involuntary conversion of assets	(112,645)	(763,169)	(235,037)	(779,645)
Subtotal	14,032,434	13,339,826	24,811,709	22,995,796
Corporate general and administrative	1,580,373	1,789,041	3,496,898	3,769,805
Realized and unrealized (gain) loss on hedging activities	84,872	(286,831)	(250,573)	155,632
Hotel EBITDA	$15,697,679	$14,842,036	$28,058,034	$26,921,233

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of June 30, 2024, we had approximately $18.9 million of unrestricted cash and $18.4 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the six months ended June 30, 2024, was approximately $16.7 million, generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarter and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in leisure transient, small group and corporate business travel. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the six months ended June 30, 2024, was approximately $5.0 million. Of this amount approximately $5.2 million was related to capital expenditures for improvements and additions to hotel properties. There were also insurance proceeds related to involuntary conversions of approximately $0.2 million.

Financing Activities. During the six months ended June 30, 2024, the Company and Operating Partnership received proceeds from a mortgage loan of $35.0 million, received proceeds from the redemption of the Tampa interest rate swap of approximately $1.0 million, made principal payments on our mortgages of approximately $30.2 million, payments on our unsecured notes of approximately $0.4 million and payments on deferred financing costs of approximately $1.0 million, and paid preferred dividends of approximately $4.0 million.

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

During fiscal years 2024, 2025, and 2026, we expect total capital expenditures related to the renovation of our property in Philadelphia, Pennsylvania of approximately $11.5 million as a condition to the renewal of our franchise license. On April 29, 2024, coincident with the extension of the mortgage loan, we placed $5.0 million into a reserve account to partially fund the renovation. In addition, provided we meet certain financial covenants, we expect the release of $1.2 million of other reserves in additional funding on or after June 30, 2025. The remainder of the capital expenditures will be funded out of working capital. As of June 30, 2024, we had incurred costs totaling approximately $0.3 million.

During fiscal years 2024, 2025, and 2026, we expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to the renewal of our franchise license. On July 8, 2024, in conjunction with the refinance of the mortgage with Fifth Third Bank, N.A., we secured additional funding of $9.49 million to partially fund the product improvement plan. The remainder of the capital expenditures will be funded out of working capital.

Liquidity and Capital Resources

As of June 30, 2024, we had total cash and cash equivalents of approximately $18.9 million and restricted cash of approximately $18.4 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, routine capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

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

As described in “Liquidity and Capital Resources”, as of June 30, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Philadelphia Airport. In April 2024, we obtained a waiver of non-compliance with the financial covenants for the quarters ended September 30 and December 31, 2023. In May 2024, we obtained a waiver of non-compliance with the financial covenants for the quarter ended March 31, 2024.

As of September 30, 2024, we failed to maintain compliance with the financial covenants under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. If we are unable to receive a waiver, we may be required to reduce the outstanding balance with a prepayment of approximately $1.2 million or provide an equivalent amount of cash collateral until we establish compliance.

Certain of our loan agreements contain “cash trap” provisions that may be triggered if the performance of the applicable hotel declines below a certain threshold. As of June 30, 2024, the provisions under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach were triggered, which will require substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap.”

Dividend Policy

We may not make distributions with respect to any shares of our common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

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

As of June 30, 2024, the amount of cumulative unpaid dividends on our outstanding preferred shares as approximately $21.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of "catch up" distributions, such as the distribution announced on May 30, 2023. The amount, timing and frequency of distributions, including additional “catch-up” distributions, will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Maryland, North Carolina, Pennsylvania, Texas and Virginia. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses, local stay-at-home and business closure orders, adverse weather conditions and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

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

As of June 30, 2024, we had approximately $273.4 million of fixed-rate debt, including the PPP Loans of approximately $1.1 million, with a fixed rate of 1.0% and approximately $49.8 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.28%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania and Houston, Texas hotels remains at approximately $49.8 million, the balance at June 30, 2024, the impact on our annual interest incurred and cash flows of a one percent increase in SOFR and the Prime Rate, would be approximately $0.3 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

As of November 4, 2024, the Company has deferred payment and is in arrears on dividends for the Company's Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. The relevant distributions were as follows:

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. (+)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. (+)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. (+)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. (+)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SOTHERLY HOTELS INC.

Date: November 12, 2024	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 12, 2024	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer