Form 10-Q
period 2024-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2024-11-18
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of November 12, 2024, there were 19,849,165 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company,” Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “common stock,” the Company’s preferred stock as “preferred stock,” the Operating Partnership’s common partnership interests as “partnership units,” and the Operating Partnership’s preferred interests as the “preferred units.” References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2024, of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$372,952,913	$354,919,106
Cash and cash equivalents	14,017,642	17,101,993
Restricted cash	18,488,112	9,134,347
Accounts receivable, net	3,185,999	5,945,724
Prepaid expenses, inventory and other assets	6,309,930	6,342,310
TOTAL ASSETS	$414,954,596	$393,443,480
LIABILITIES
Mortgage loans, net	$318,061,006	$315,989,194
Unsecured notes	906,280	1,536,809
Finance lease liabilities	22,742,195	—
Accounts payable and accrued liabilities	23,713,552	23,315,677
Advance deposits	2,879,011	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$370,390,204	$345,544,821
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at September 30, 2024 and December 31, 2023, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at September 30, 2024 and December 31, 2023, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at September 30, 2024 and December 31, 2023, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 19,849,165 shares issued and outstanding at September 30, 2024 and 19,696,805 shares issued and outstanding at December 31, 2023.	198,492	196,968
Additional paid-in capital	176,029,053	175,779,222
Unearned ESOP shares	(1,664,624)	(1,764,507)
Distributions in excess of retained earnings	(128,662,378)	(125,021,013)
Total Sotherly Hotels Inc. stockholders’ equity	45,940,276	49,230,403
Noncontrolling interest	(1,375,884)	(1,331,744)
TOTAL EQUITY	44,564,392	47,898,659
TOTAL LIABILITIES AND EQUITY	$414,954,596	$393,443,480

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$27,164,369	$26,260,586	$91,479,915	$87,915,797
Food and beverage department	7,759,489	7,522,753	27,413,491	25,772,453
Other operating departments	5,776,123	5,398,024	19,049,373	18,001,724
Total revenue	40,699,981	39,181,363	137,942,779	131,689,974
EXPENSES
Hotel operating expenses
Rooms department	6,597,088	6,437,081	20,601,678	19,866,515
Food and beverage department	5,791,865	5,607,350	18,798,440	17,933,777
Other operating departments	2,318,079	2,198,058	7,509,942	6,819,661
Indirect	17,905,901	17,372,167	54,887,637	52,582,080
Total hotel operating expenses	32,612,933	31,614,656	101,797,697	97,202,033
Depreciation and amortization	4,860,548	4,715,019	14,447,789	14,056,523
Gain on disposal of assets	—	(4,700)	—	(4,700)
Corporate general and administrative	1,471,566	1,688,535	4,968,465	5,458,340
Total operating expenses	38,945,047	38,013,510	121,213,951	116,712,196
NET OPERATING INCOME	1,754,934	1,167,853	16,728,828	14,977,778
Other income (expense)
Interest expense	(5,341,825)	(4,466,630)	(15,231,626)	(12,868,595)
Interest income	155,309	222,878	578,183	592,315
Other income	103,961	—	371,191	—
Loss on early extinguishment of debt	—	—	(241,878)	—
Realized gain on hedging activities	—	—	1,041,994	—
Unrealized gain (loss) on hedging activities	(327,826)	103,946	(1,119,247)	(51,686)
PPP loan forgiveness	—	—	—	275,494
Gain on sale of assets	—	—	4,400	—
Gain on involuntary conversion of assets	32,537	551,729	267,574	1,331,374
Net (loss) income before income taxes	(3,622,910)	(2,420,224)	2,399,419	4,256,680
Income tax (provision) benefit	(66,711)	354,398	(101,988)	322,679
Net (loss) income	(3,689,621)	(2,065,826)	2,297,431	4,579,359
Add: Net loss attributable to noncontrolling interest	80,173	156,558	44,140	50,720
Net (loss) income attributable to the Company	(3,609,448)	(1,909,268)	2,341,571	4,630,079
Undeclared distributions to preferred stockholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net loss attributable to common stockholders	$(5,603,761)	$(3,903,581)	$(3,641,367)	$(1,352,859)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.29)	$(0.20)	$(0.19)	$(0.08)
Weighted average number of common shares outstanding
Basic and diluted	19,434,233	18,906,851	19,408,524	18,742,219

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659
Net income	—	—	—	—	—	—	1,334,939	(12,118)	1,322,821
Issuance of common stock	—	—	152,360	1,524	203,401	—	—	—	204,925
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—		—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—		—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—		—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(26,542)	33,298	—	—	6,756
Amortization of restricted stock awards	—	—	—	—	44,270	—	—	—	44,270
Balances at March 31, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,000,351	$(1,731,209)	$(125,680,386)	$(1,343,862)	$47,483,119
Net income	—	—	—	—	—	—	$4,616,081	48,151	4,664,232
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	$(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	$(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	$(599,722)	—	(599,722)
Amortization of ESOP shares	—	—	—	—	(27,233)	33,293	—	—	6,060
Amortization of restricted stock awards	—	—	—	—	41,770	—	—	—	41,770
Balances at June 30, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,014,888	$(1,697,916)	$(123,058,616)	$(1,295,711)	$50,200,870
Net income	—	—	—	—	—	—	(3,609,448)	(80,173)	(3,689,621)
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—		—	(732,051)	—	(732,051)
Series C Preferred Stock, $0.492188/share	—	—	—	—		—	(662,540)	—	(662,540)
Series D Preferred Stock, $0.515625/share	—	—	—	—		—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(27,605)	33,292	-	—	5,687
Amortization of restricted stock awards	—	—	—	—	41,770	—	-	—	41,770
Balances at September 30, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,029,053	$(1,664,624)	$(128,662,378)	$(1,375,884)	$44,564,392

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	1,412,474	(24,960)	1,387,514
Issuance of common stock	—	—	64,278	643	120,842	—	—	—	121,485
Issuance of restricted common stock awards	—	—	220,000	2,200	101,701	—	—	—	103,901
Amortization of ESOP shares	—	—	—	—	(33,439)	45,634	—	—	12,195
Amortization of restricted stock awards	—	—	—	—	22,883	—	—	—	22,883
Balances at March 31, 2023 (unaudited)	3,973,310	$39,733	19,235,803	$192,358	$175,823,357	$(2,555,500)	$(119,572,709)	$(758,538)	$53,168,701
Net income	—	—	—	—	—	—	5,126,872	130,798	5,257,670
Conversion of units in Operating Partnership to shares of common stock	—	—	75,000	750	426,049	—	—	(426,799)	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(1,464,100)	—	(1,464,100)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(1,325,078)	—	(1,325,078)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(1,199,447)	—	(1,199,447)
Amortization of ESOP shares	—	—	—	—	(32,916)	45,633	—	—	12,717
Amortization of restricted stock awards	—	—	—	—	41,771	—	—	—	41,771
Balances at June 30, 2023 (unaudited)	3,973,310	$39,733	19,310,803	$193,108	$176,258,261	$(2,509,867)	$(118,434,462)	$(1,054,539)	$54,492,234
Net loss	—	—	—	—	—	—	(1,909,268)	(156,558)	(2,065,826)
Conversion of units in Operating Partnership to shares of common stock	—	—	386,002	3,860	35,797	—	—	(39,657)	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(31,644)	45,636	—	—	13,992
Amortization of restricted stock awards	—	—	—	—	41,770	—	—	—	41,770
Balances at September 30, 2023 (unaudited)	3,973,310	$39,733	19,696,805	$196,968	$176,304,184	$(2,464,231)	$(122,338,042)	$(1,250,754)	$50,487,858

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,297,431	$4,579,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,447,789	14,056,523
Amortization of deferred financing costs	528,485	448,467
Amortization of mortgage premium	(18,511)	(18,511)
Negative lease amortization	137,130	—
Gain on involuntary conversion of assets	(267,574)	(1,331,374)
Unrealized loss on hedging activities	1,119,247	51,686
Loss on early extinguishment of debt	241,878	—
PPP loan forgiveness	—	(275,494)
Gain on disposal of assets	(4,400)	(4,700)
ESOP and stock - based compensation	351,193	370,714
Changes in assets and liabilities:
Accounts receivable	2,759,725	1,086,903
Prepaid expenses, inventory and other assets	(80,121)	(1,350,705)
Accounts payable and other accrued liabilities	(358,974)	236,206
Advance deposits	264,030	639,444
Net cash provided by operating activities	21,417,328	18,488,518
Cash flows from investing activities:
Improvements and additions to hotel properties	(10,106,127)	(6,069,672)
Proceeds from involuntary conversion	267,574	1,312,675
Proceeds from sale of assets	4,400	141,952
Net cash used in investing activities	(9,834,153)	(4,615,045)
Cash flows from financing activities:
Proceeds from mortgage loans	66,250,000	2,715,833
Redemption of interest rate swap	965,000	—
Payments on mortgage loans	(63,203,234)	(5,580,239)
Payments on unsecured notes	(630,529)	(554,965)
Purchase of interest rate cap	(916,000)	—
Payments on finance lease liabilities	(28,654)	—
Payments of deferred financing costs	(1,767,406)	(413,909)
Preferred dividends paid	(5,982,938)	(7,977,251)
Net cash used in financing activities	(5,313,761)	(11,810,531)
Net increase in cash, cash equivalents and restricted cash	6,269,414	2,062,942
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$32,505,754	$29,404,572
Supplemental disclosures:
Cash paid during the period for interest	$15,272,598	$12,619,680
Cash paid during the period for income taxes	$140,536	$614,231
Non-cash investing and financing activities:
Accrued capital expenditures	$206,105	$8,684
Remeasurement of finance lease asset and liability	$22,352,075	$-
Acquisition of finance lease assets and liabilities	$179,364	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$372,952,913	$354,919,106
Cash and cash equivalents	14,017,642	17,101,993
Restricted cash	18,488,112	9,134,347
Accounts receivable, net	3,185,999	5,945,724
Loan receivable - affiliate	1,656,005	1,744,532
Prepaid expenses, inventory and other assets	6,309,930	6,342,310
TOTAL ASSETS	$416,610,601	$395,188,012
LIABILITIES
Mortgage loans, net	$318,061,006	$315,989,194
Unsecured notes, net	906,280	1,536,809
Finance lease liabilities	22,742,195	—
Accounts payable and other accrued liabilities	23,713,552	23,315,677
Advance deposits	2,879,011	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$370,390,204	$345,544,821

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at September 30, 2024 and December 31, 2023, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, at September 30, 2024 and December 31, 2023, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, at September 30, 2024 and December 31, 2023, respectively.	27,504,901	27,504,901

General Partner: 206,744 units and 205,220 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	(215,260)	(171,830)
Limited Partners: 20,006,607 units and 19,855,771 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	(46,985,108)	(43,605,744)
TOTAL PARTNERS’ CAPITAL	46,220,397	49,643,191
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$416,610,601	$395,188,012

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$27,164,369	$26,260,586	$91,479,915	$87,915,797
Food and beverage department	7,759,489	7,522,753	27,413,491	25,772,453
Other operating departments	5,776,123	5,398,024	19,049,373	18,001,724
Total revenue	40,699,981	39,181,363	137,942,779	131,689,974
EXPENSES
Hotel operating expenses
Rooms department	6,597,088	6,437,081	20,601,678	19,866,515
Food and beverage department	5,791,865	5,607,350	18,798,440	17,933,777
Other operating departments	2,318,079	2,198,058	7,509,942	6,819,661
Indirect	17,905,901	17,372,167	54,887,637	52,582,080
Total hotel operating expenses	32,612,933	31,614,656	101,797,697	97,202,033
Depreciation and amortization	4,860,548	4,715,019	14,447,789	14,056,523
Gain on disposal of assets	—	(4,700)	—	(4,700)
Corporate general and administrative	1,471,566	1,688,535	4,968,465	5,458,340
Total operating expenses	38,945,047	38,013,510	121,213,951	116,712,196
NET OPERATING INCOME	1,754,934	1,167,853	16,728,828	14,977,778
Other income (expense)
Interest expense	(5,341,825)	(4,466,630)	(15,231,626)	(12,868,595)
Interest income	155,309	222,878	578,183	592,315
Other income	103,961	—	371,191	—
Loss on early extinguishment of debt	—	—	(241,878)	—
Realized gain on hedging activities	—	—	1,041,994	—
Unrealized gain (loss) on hedging activities	(327,826)	103,946	(1,119,247)	(51,686)
PPP loan forgiveness	—	—	—	275,494
Gain on sale of assets	—	—	4,400	—
Gain on involuntary conversion of assets	32,537	551,729	267,574	1,331,374
Net (loss) income before income taxes	(3,622,910)	(2,420,224)	2,399,419	4,256,680
Income tax (provision) benefit	(66,711)	354,398	(101,988)	322,679
Net (loss) income	(3,689,621)	(2,065,826)	2,297,431	4,579,359
Undeclared distributions to preferred unit holders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net loss attributable to general and limited partnership unit holders	$(5,683,934)	$(4,060,139)	$(3,685,507)	$(1,403,579)
Net loss attributable per general and limited partner unit:
Basic and diluted	$(0.28)	$(0.20)	$(0.19)	$(0.07)
Weighted average number of general and limited partner units outstanding
Basic and diluted	20,004,351	19,810,991	19,994,898	19,807,797
The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191
Amortization of restricted unit awards	—	—	—	—	—	443	—	43,827	44,270
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	1,524	1,742	150,836	172,510	174,252
Net income	—	—	—	—	—	23,869	—	1,298,952	1,322,821
Balances at March 31, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(165,719)	20,006,607	$(44,064,825)	$49,190,221
Amortization of restricted unit awards	—	—	—	—	—	418	—	41,352	41,770
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,367)	(1,994,310)
Unit based compensation	—	—	—	—	—	(219)	—	(21,689)	(21,908)
Net income	—	—	—	—	—	30,146	—	4,634,086	4,664,232
Balances at June 30, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(155,317)	20,006,607	$(41,385,443)	$51,880,005
Amortization of restricted unit awards	—	—	—	—	—	418	—	41,352	41,770
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	—	(170)	—	(17,274)	(17,444)
Net income	—	—	—	—	—	(40,248)	—	(3,649,373)	(3,689,621)
Balances at September 30, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(215,260)	20,006,607	$(46,985,108)	$46,220,397

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Amortization of restricted unit awards	—	—	—	—	—	229	—	22,654	22,883
Unit based compensation	—	—	—	—	2,843	1,857	281,435	183,780	185,637
Net income	—	—	—	—	—	13,875	—	1,373,639	1,387,514
Balances at March 31, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(90,061)	19,860,381	$(37,563,421)	$55,767,283
Amortization of restricted unit awards	—	—	—	—	—	417	—	41,353	41,770
Preferred distributions paid	—	—	—	—	—	(39,886)	—	(3,948,739)	(3,988,625)
Unit based compensation	—	—	—	—	—	(270)	—	(26,752)	(27,022)
Net income	—	—	—	—	—	52,577	—	5,205,093	5,257,670
Balances at June 30, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(77,223)	19,860,381	$(36,292,466)	$57,051,076
Amortization of restricted unit awards	—	—	—	—	—	418	—	41,352	41,770
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,369)	(1,994,312)
Unit based compensation	—	—	—	—	—	(253)	—	(25,031)	(25,284)
Conversion of units in Operating Partnership to shares of Common Stock	—	—	—	—	4,610	—	(4,610)	—	—
Net loss	—	—	—	—	—	(20,658)	—	(2,045,168)	(2,065,826)
Balances at September 30, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(117,659)	19,855,771	$(40,295,682)	$53,007,424

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,297,431	$4,579,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,447,789	14,056,523
Amortization of deferred financing costs	528,485	448,467
Amortization of mortgage premium	(18,511)	(18,511)
Negative lease amortization	137,130	—
Gain on involuntary conversion of assets	(267,574)	(1,331,374)
Unrealized loss on hedging activities	1,119,247	51,686
Loss on early extinguishment of debt	241,878	—
PPP loan forgiveness	—	(275,494)
Gain on disposal of assets	(4,400)	(4,700)
ESOP and unit - based compensation	262,666	239,754
Changes in assets and liabilities:
Accounts receivable	2,759,725	1,086,903
Prepaid expenses, inventory and other assets	(80,121)	(1,350,705)
Accounts payable and other accrued liabilities	(358,974)	236,206
Advance deposits	264,030	639,444
Net cash provided by operating activities	21,328,801	18,357,558
Cash flows from investing activities:
Improvements and additions to hotel properties	(10,106,127)	(6,069,672)
ESOP loan payments received	88,527	130,960
Proceeds from involuntary conversion	267,574	1,312,675
Proceeds from sale of assets	4,400	141,952
Net cash used in investing activities	(9,745,626)	(4,484,085)
Cash flows from financing activities:
Proceeds from mortgage loans	66,250,000	2,715,833
Redemption of interest rate swap	965,000	—
Payments on mortgage loans	(63,203,234)	(5,580,239)
Payments on unsecured notes	(630,529)	(554,965)
Purchase of interest rate cap	(916,000)	—
Payments on finance lease liabilities	(28,654)	—
Payments of deferred financing costs	(1,767,406)	(413,909)
Preferred dividends paid	(5,982,938)	(7,977,251)
Net cash used in financing activities	(5,313,761)	(11,810,531)
Net increase in cash, cash equivalents and restricted cash	6,269,414	2,062,942
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$32,505,754	$29,404,572
Supplemental disclosures:
Cash paid during the period for interest	$15,272,598	$12,678,642
Cash paid during the period for income taxes	$140,536	$614,231
Non-cash investing and financing activities:
Accrued capital expenditures	$206,105	$8,684
Remeasurement of finance lease asset and liability	$22,352,075	$-
Acquisition of finance lease assets and liabilities	$179,364	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of September 30, 2024, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at September 30, 2024 was approximately 98.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us”, “our” and “Sotherly” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Overview of Significant Transactions

Significant transactions occurring during the current nine-month period and prior fiscal year include the following:

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

On February 7, 2024, affiliates of the Company entered into loan documents to secure a $35.0 million mortgage loan on the Hotel Alba Tampa located in Tampa, Florida with Citi Real Estate Funding Inc. The Company received approximately $10.2 million in net proceeds. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $35.0 million; (ii) has a 5 year term maturing on March 6, 2029; (iii) carries a fixed interest rate of 8.49%; (iv) requires payments of interest only; (v) is guaranteed by the Operating Partnership only for traditional “bad boy” acts; (vi) cannot be prepaid until the last four months of the term; and (vii) contains customary representations, warranties, covenants and events of default for a mortgage loan.

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

On July 8, 2024, we secured a $26.25 million mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront hotel located in Jacksonville, Florida with Fifth Third Bank, N.A. The loan provides for an additional $9.49 million available to fund a product improvement plan at the hotel; matures on July 8, 2029; and requires monthly payments of interest at a floating interest rate of SOFR plus 3.00% plus principal of $38,700.

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

The Company recognized no impairment losses for the nine months ended September 30, 2024 and 2023.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	September 30, 2024	September 30, 2023
Cash and cash equivalents	$14,017,642	$19,198,625
Restricted cash	18,488,112	10,205,947
Cash, cash equivalents and restricted cash at the end of the period	$32,505,754	$29,404,572

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2024 and December 31, 2023 were $322,812 and $195,988, respectively. Amortization expense for the three months ended September 30, 2024 and 2023, each totaled $11,059, and for the nine months ended September 30, 2024 and 2023, totaled $33,176 and $33,991, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate swaps are the only assets or liabilities measured at fair value on a recurring basis; there were no non-recurring assets or liabilities for fair value measurements as of September 30, 2024 and December 31, 2023, respectively):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate swap(1)	$—	$—	$627,676	$627,676

Interest-rate cap(2)	$312,468	$312,468	$—	$—

Financial Liabilities
Mortgage loans	$(318,061,006)	$(310,847,559)	$(315,989,194)	$(303,949,790)

(1)
The interest-rate swap agreement allowed the Company to receive a variable rate of interest based upon 1-month SOFR in exchange for a fixed rate of 2.826% on a notional amount which approximated the declining balance of the mortgage loan on the Hotel Alba. The interest-rate swap was terminated on February 14, 2024.
(2)
The interest-rate cap agreement allows the Company to receive a variable rate of interest based upon the amount in which 1-month SOFR exceeds 3.0% on a notional amount of $26.0 million on the DoubleTree by Hilton Philadelphia Airport. The interest rate cap terminates on May 1, 2026.

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

Leases – We determine whether an arrangement is a lease at its inception and determine their classification as operating or finance leases. These leases are classified on the consolidated balance sheets as “right of use assets”, which represent our right to use the underlying asset. The corresponding operating lease liability, which represent our obligation to make lease payments under the lease agreement, is classified as finance lease liabilities or within accounts payable and other accrued liabilities for operating leases on the consolidated balance sheets. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right of use assets and lease liabilities are recognized in the period in which the obligation for those payments is incurred. As many of our leases do not provide an implicit financing rate, we use our incremental borrowing cost based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and fully levered borrowing to determine present value, when the implicit rate is not determinable. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. Subsequent to the initial recognition, lease liabilities are measured using the effective interest method. The right-of-use ("ROU") asset is generally amortized utilizing a straight-line method adjusted for the lease liability accretion during the period.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of September 30, 2024, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of September 30, 2024 and December 31, 2023, deferred tax assets each totaled $0.

As of September 30, 2024 and December 31, 2023, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2023. In addition, as of September 30, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2009 through 2023.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2024, the Company has made cumulative awards totaling 604,028 shares to certain executives and its independent directors, of which 232,750 were originally restricted. As of September 30, 2024, 135,000 shares remain restricted and will fully vest in March 2027. Total compensation cost recognized under the 2022 Plan for each of the three months ended September 30, 2024 and 2023 was each $18,888, and for the nine months ended September 30, 2024 and 2023 was $264,087 and $263,161, respectively.

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permits the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan.

As of September 30, 2024, under the 2013 Plan, the Company has made cumulative service-based stock awards totaling 745,160 shares, of which 316,333 were originally restricted. All awards have vested except for 45,000 shares issued to certain employees, which will vest on December 31, 2024. The remaining 4,840 shares have been deregistered.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2024, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for each of the three months ended September 30, 2024 and 2023 was $22,883, and for each of the nine months ended September 30, 2024 and 2023, was $68,648.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered a compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended September 30, 2024 and 2023, the ESOP compensation cost was $5,687 and $13,992, respectively, and for the nine months ended September 30, 2024 and 2023, the ESOP compensation cost was $18,505 and $38,905, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $701,142 and $644,111 for the three months ended September 30, 2024 and 2023, respectively, and were $2,116,737 and $2,039,089 for the nine months ended September 30, 2024 and 2023, respectively. Advertising costs are expensed as incurred.

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

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that adopting ASU 2024-03 will have on its consolidated financial statements and disclosures.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

Land and land improvements	$61,349,993	$61,114,486
Buildings and improvements	429,293,211	418,833,706
Right of use assets	4,054,169	4,733,406
Finance lease right of use assets	22,921,630	—
Furniture, fixtures and equipment	50,034,059	51,501,629
	567,653,062	536,183,227
Less: accumulated depreciation	(194,700,149)	(181,264,121)
Investment in Hotel Properties, Net	$372,952,913	$354,919,106

4. Debt

Mortgage Loans, Net. As of September 30, 2024 and December 31, 2023, we had approximately $318.1 million and approximately $316.0 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2024	2023	Penalties	Date	Provisions	Rate
The DeSoto (1)	$29,493,868	$30,248,929	Yes	7/1/2026	25 years	4.25%
The DeSoto (2)	5,000,000	-	Yes	7/1/2026	25 years	7.50%
DoubleTree by Hilton Jacksonville Riverfront (3)	26,172,600	31,749,695	None	7/8/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (4)	10,000,000	10,000,000	(4)	5/6/2028	(4)	7.35%
DoubleTree by Hilton Philadelphia Airport (5)	35,915,488	38,915,488	None	4/29/2026	(5)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (6)	50,646,678	51,495,662	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	38,740,475	39,455,095	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	35,000,000	24,269,200	(8)	3/6/2029	(8)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	30,020,310	30,755,374	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	45,607,309	46,454,972	Yes	10/1/2028	30 years	5.25%
The Whitehall (11)	$13,844,927	14,009,874	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$320,441,655	$317,354,289
Deferred financing costs, net	$(2,405,023)	(1,407,979)
Unamortized premium on loan	$24,374	42,884
Total Mortgage Loans, Net	$318,061,006	$315,989,194

(1)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note is a second mortgage that amortizes on a 25-year schedule. The note can be prepaid with penalty.
(3)	The note provides for an initial tranche in the amount of $26.25 million and a renovation tranche in the amount of $9.49 million.
(4)	The note requires payments of interest only and cannot be prepaid until the last 4 months of the loan term.
(5)

The note requires payments of interest only. On May 3, 2024, we entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on May 1, 2026.

(6)	With limited exception, the note may not be prepaid prior to June 2025.
(7)	With limited exception, the note may not be prepaid prior to February 2025.
(8)	The note requires payments of interest only and cannot be prepaid until the last four months of the term.
(9)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(10)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(11)	The note bears a floating interest rate of New York Prime Rate plus 1.25%, with a floor of 7.50%.

As of September 30, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. Per the terms of the mortgage loan agreement, we are permitted either to reduce the outstanding balance with a prepayment estimated at no more than $1.2 million or provide an equivalent amount of cash collateral until we return to compliance. Additionally, the mortgage on the Georgian Terrace and the DoubleTree Resort by Hilton Hollywood Beach mature in June 2025 and October 2025, respectively. We intend to refinance these mortgages, but may be required to reduce the level of indebtedness by an amount of up to $5.25 million on the refinance of the mortgage on the Georgian Terrace and up to $12.5 million for the mortgage on the

DoubleTree Resort by Hilton Hollywood Beach based on current and anticipated financial performance of the properties and anticipated market conditions.

Total future mortgage debt maturities for the remaining three and twelve-month periods, without respect to any extension of loan maturity or loan modification after September 30, 2024, were as follows:

For the remaining three months ended December 31, 2024	$1,610,426
December 31, 2025	92,910,409
December 31, 2026	99,968,858
December 31, 2027	2,221,620
December 31, 2028	64,531,442
December 31, 2029	59,198,900
Total future maturities	$320,441,655

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

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500. The Company is required to make monthly payments of $18,000 through December 25, 2025.

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

At September 30, 2024 and December 31, 2023, the PPP loans had a cumulative balance of approximately $0.9 million and approximately $1.5 million, respectively.

5. Commitments and Contingencies

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2024, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2024, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At September 30, 2024, the balance on the loan was approximately $1.7 million, leaving capacity for additional borrowing of approximately $3.3 million under the commitment.

Litigation –We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

6. Leases

Lease Commitments – We are the lessee on certain ground leases, hotel equipment leases and office space leases. Leases with durations greater than 12 months are recognized on the balance sheet as ROU assets and lease liabilities. Our leases are classified as operating or finance leases. For leases with terms greater than 12 months, at inception of the lease, we recognize a ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Many of our leases include rental escalation clauses (including fixed scheduled rent increases) and renewal options that are factored into the determination of lease payments, when appropriate, which adjusts the present value of the remaining lease payments. We determine the present value of the lease payments utilizing interest rates implicit in the lease, if determinable, or, if not, we estimate the incremental borrowing rate from information available at lease commencement, such as estimates of rates we would pay for senior collateralized loans with terms similar to each lease.

Operating Leases – The ROU asset operating leases that are connected to the hotel properties are primarily included in investment in hotel properties, net, with the related lease obligations included in accounts payable and accrued liabilities on the consolidated Balance Sheets. Other operating leases that are not connected to the hotel properties are reflected in prepaid expenses, inventory, and other assets with the related lease obligations included in accounts payable and accrued liabilities on the consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the term of the respective lease, and the value of each lease intangible is amortized over the term of the respective lease. Costs related to operating ground leases and hotel equipment leases are included in hotel operating expense and property taxes, insurance and other expense, and costs related to office space leases are included in general and administrative expense in our consolidated statements of operations.

As of September 30, 2024, the Company had the following significant operating leases:

We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended September 30, 2024 and 2023, each totaled $20,983, and for the nine months ended September 30, 2024 and 2023, each totaled $62,949, and is included in indirect expenses.

We lease, as landlord, the entire fourteenth floor of The DeSoto hotel property to The Chatham Club, Inc. under a 99 year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years, and can be renewed for an additional five years. The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended September 30, 2024 and 2023, totaled $636 and $651, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $1,937 and $1,952, respectively, and is included in indirect expenses.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the three months ended September 30, 2024 and 2023 totaled $36,566 and $55,902, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $109,699 and $167,706, respectively, and is included in general and administrative expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended September 30, 2024 and 2023, totaled $68,879 and $67,750, respectively, and for the nine months ended September 30, 2024 and 2023, totaled $204,379 and $203,250, respectively, and is included in indirect expenses.

Finance Leases – We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in July 2025 and may be extended for five additional rental periods of 10 years each. We have elected to exercise the renewal options for the first renewal period. Upon commencement of each renewal period, we will be required to make lease payments each year equal to 8.0% of the appraised value of the land. For the renewal period commencing July 2025, total annual lease payments will be $1,792,000.

Upon the determination of the lease payments commencing during the first renewal period, the lease was reassessed and remeasured as a finance lease, which we record as a finance lease asset within investment in hotel properties, net and finance lease liability on our consolidated balance sheets. As a result of the reassessment and remeasurement, we recognized a finance lease asset of $22,716,081 and a finance lease liability of $22,400,000. In addition, our finance lease asset balance includes unamortized intangible asset for the below market ground lease assumed in 2018 with the purchase of the hotel. The finance lease asset is amortized over the term of the lease including renewal periods. Costs related to the finance lease asset are included in depreciation and amortization expense and interest expense in the Company’s consolidated statements of operations.

As of September 30, 2024, the operating and finance lease term years, weighted-average discount rates, right of use assets and lease liabilities, are as follows:

	September 30, 2024
	Operating	Finance
Weighted-average remaining lease term, including reasonably certain extension options (years)	27.78	50.32
Weighted-average discount rate	8.02%	7.37%

Right of use assets	$4,803,689	$22,958,869
Lease liabilities	$(4,803,689)	$(22,742,195)

Lease Position as of September 30, 2024 and December 31, 2023 – The following tables set forth the lease-related assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023; as well as :

Assets	Balance Sheet Classification	September 30, 2024	December 31, 2023

Right of use assets	Prepaid expenses, inventory and other assets	$749,520	$822,203
Right of use assets	Investment in hotel properties, net	4,054,169	4,796,830
Finance lease right of use assets	Investment in hotel properties, net	22,958,869	-

Total lease assets		$27,762,558	$5,619,033

Liabilities

Lease obligations under ROU assets	Accounts payable and accrued liabilities	4,803,689	5,041,019
Finance lease liabilities	Finance lease liabilities	22,742,195	-
Total lease liabilities		$27,545,884	$5,041,019

Lease Costs for the Three and Nine Months ended September 30, 2024 and 2023 – The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the nine months ended September 30, 2024:

	Consolidated Statement of Operations	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Classification	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating lease costs
Fixed	Corporate general and administrative	$39,706	$59,045	$119,119	$177,134
	Hotel operating expenses - Other operating	68,126	67,750	204,379	203,250
	Hotel operating expenses - Indirect	37,803	69,943	126,467	134,829
Variable	Hotel operating expenses - Indirect	158,301	152,074	416,849	456,224

Finance lease costs:
Amortization of lease assets	Depreciation and amortization	49,750	-	67,696	-
Variable	Hotel operating expenses - Indirect	58,054	-	58,054	-
Interest on lease liabilities	Interest expense	143,269	-	151,512	-
Total lease costs		$555,009	$348,812	$1,144,076	$971,437

Undiscounted Cash Flows –The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of September 30, 2024:

	September 30, 2024
	Operating	Financing

For the three months ending December 31, 2024	$137,961	$27,555
December 31, 2025	553,775	981,219
December 31, 2026	552,233	1,845,156
December 31, 2027	551,196	1,842,802
December 31, 2028	524,984	1,827,859
December 31, 2029	528,701	1,812,544
December 31, 2030 and thereafter	10,240,006	81,535,998
Total undiscounted lease payments	13,088,856	89,873,133
Less imputed interest	(8,285,167)	(67,130,938)
Total lease liability	$4,803,689	$22,742,195

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotel are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of September 30, 2024, the leases for space on the roofs of our hotels expire between December 2024 and May 2028. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023, totaled approximately $0.9 million and $0.8 million, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve-month periods is as follows:

For the three months ending December 31, 2024	$252,543
December 31, 2025	997,194
December 31, 2026	936,515
December 31, 2027	931,178
December 31, 2028	947,413
December 31, 2029	996,352
December 31, 2030 and thereafter	9,424,176
Total	$14,485,371

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	September 30, 2024	December 31, 2023	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of September 30, 2024, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of September 30, 2024, the undeclared cumulative preferred dividends were approximately $21.9 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	September 30, 2024	December 31, 2023	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units as of September 30, 2024, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of September 30, 2024, the undeclared cumulative preferred dividends were approximately $21.9 million.
8. Common Stock and Units

Common Stock – As of September 30, 2024, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

As of September 30, 2024 and December 31, 2023, the Company had 19,849,165 and 19,696,805 shares of common stock outstanding, respectively.

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

Since January 1, 2022, there have been no issuances or redemptions of partnership units in the Operating Partnership other than the issuances of partnership units in the Operating Partnership to the Company described above. In connection with the exchange agreements described in this section, an equivalent number of preferred units held by the Company were exchanged for partnership units in the Operating Partnership.

As of September 30, 2024 and December 31, 2023, the total number of Operating Partnership units outstanding was 20,213,351 and 20,060,991, respectively.

As of September 30, 2024 and December 31, 2023, the total number of outstanding Operating Partnership units not owned by the Company was 364,186 and 364,186, respectively, with a fair market value of approximately $0.4 million and $0.5 million, respectively, based on the price per share of the common stock on such respective dates.

As of September 30, 2024, there are unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of September 30, 2024, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 66.4%, 6.6%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At September 30, 2024 and December 31, 2023, we were due approximately $0.0 million and $0.01 million, respectively, from Our Town.

Accounts Payable – At September 30, 2024 and December 31, 2023, we owed Our Town approximately $0.8 million and $0.3 million, respectively.

Management Agreements – On September 6, 2019, the Company entered into a master agreement with Our Town related to the management of certain of our hotels, as amended on December 13, 2019 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”. The term of the OTH Hotel Management Agreements extends through March 31, 2035, and may be extended for two periods of five years each.

As of September 30, 2024, the OTH Master Agreement provided for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2035 but shall be extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Base management fees earned by Our Town for our properties each totaled approximately $1.0 million, for the three months ended September 30, 2024 and 2023, respectively, and were approximately $3.5 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ended September 30, 2024 and 2023, were $(36,520) and $(31,088), respectively, and for the nine months ended September 30, 2024 and 2023, were approximately $75,145 and $186,855, respectively.

Each OTH Hotel Management Agreement provides for the payment of a termination fee upon the sale of the hotel equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for the number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the management agreement.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the primary lease. Sublease income from Our Town was $97,766 and $120,105 for the nine months ended September 30, 2024 and 2023, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1.0 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023, were approximately $2.9 million and $2.3 million, respectively.

Others. We employ Robert E. Kirkland IV, the son-in-law of our Chairman, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for these two individuals, including salary and benefits, for the three months ended September 30, 2024 and 2023, were $145,744 and $134,289, respectively and for the nine months ended September 30, 2024 and 2023, were $493,374 and $470,494, respectively.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Contributions to the plan totaled $17,040 and $16,048, for the three months ended September 30, 2024 and 2023, respectively and for the nine months ended September 30, 2024 and 2023, totaled $77,089 and $73,596, respectively.

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

A total of 426,153 shares with a fair value of $515,644 remained allocated or committed to be released from the suspense account, as of September 30, 2024. We recognized as compensation cost $18,505 and $38,905 during the nine months ended September 30, 2024 and 2023, respectively. The remaining 233,059 unallocated shares have an approximate fair value of $282,001, as of September 30, 2024. As of September 30, 2024, the ESOP held a total of 412,169 allocated shares, 13,984 committed-to-be-released shares and 233,059 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	September 30, 2024		December 31, 2023
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	412,169	$498,724	412,169	$614,131
Committed to be released shares	13,984	16,920	—	—
Total Allocated and Committed-to-be-Released	426,153	$515,644	412,169	$614,131

Unallocated shares	233,059	282,001	247,043	368,094

Total ESOP Shares	659,212	$797,645	659,212	$982,225

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$3,790,404	$3,815,349	$12,167,336	$12,323,121
General and administrative	3,829,348	3,638,354	11,388,967	11,010,177
Repairs and maintenance	2,241,323	2,164,003	6,760,153	6,486,094
Utilities	1,720,058	1,691,931	4,718,606	4,425,479
Property taxes	1,451,381	1,436,742	4,412,149	3,739,381
Management fees, including incentive	1,003,280	973,848	3,612,691	3,584,723
Franchise fees	989,802	972,610	3,301,739	3,290,490
Insurance	1,616,367	1,511,222	4,813,752	4,174,603
Information and telecommunications	1,016,135	931,573	2,969,245	2,799,923
Other	247,803	236,535	742,999	748,089
Total indirect hotel operating expenses	$17,905,901	$17,372,167	$54,887,637	$52,582,080

12. Income Taxes

The components of the income tax provision for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	66,711	(354,398)	101,988	(322,679)
	66,711	(354,398)	101,988	(322,679)
Deferred:
Federal	(973,120)	(1,153,452)	(604,942)	(1,055,628)
State	(231,764)	(261,180)	(81,857)	(115,711)
Subtotals	(1,204,884)	(1,414,632)	(686,799)	(1,171,339)
Change in deferred tax valuation allowance	1,204,884	1,414,632	686,799	1,171,339
	—	—	—	—
Income tax provision (benefit)	$66,711	$(354,398)	$101,988	$(322,679)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision	$(820,945)	$(508,247)	$503,878	$893,903
Federal tax impact of REIT election	(103,084)	(421,693)	(633,377)	(1,264,579)
Federal impact of PPP loan forgiveness	—	—	—	(56,470)
State income tax benefit, net of federal provision (benefit)	(214,144)	(839,090)	(455,312)	(1,066,872)
Change in valuation allowance	1,204,884	1,414,632	686,799	1,171,339
Income tax provision (benefit)	$66,711	$(354,398)	$101,988	$(322,679)

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income	$(3,689,621)	$(2,065,826)	$2,297,431	$4,579,359
Less: Net loss (income) allocated to participating share awards	41,358	28,008	(25,672)	(58,032)
Net income attributable to non-controlling interest	80,173	156,558	44,140	50,720
Undeclared distributions to preferred stockholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net loss attributable to common stockholders for EPS computation	$(5,562,403)	$(3,875,573)	$(3,667,039)	$(1,410,891)

Denominator
Weighted average number common shares outstanding for basic EPS computation	19,434,233	18,906,851	19,408,524	18,742,219

Basic and diluted net loss per common share:
Undistributed loss	$(0.29)	$(0.20)	$(0.19)	$(0.08)
Total basic and diluted	$(0.29)	$(0.20)	$(0.19)	$(0.08)

The accounting for unvested share-based payment awards (share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid), are participating securities and included in the computation of basic earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the numerator for basic weighted average shares outstanding calculation. However, since the participating outstanding unvested restricted stock awards of 240,037 in the denominator are anti-dilutive as of the three and nine months ended September 30, 2024 and 2023, due to net losses, they are not included in a dilutive calculation.

Loss Per Unit – The computation of basic and diluted net loss per unit is presented below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income	$(3,689,621)	$(2,065,826)	$2,297,431	$4,579,359
Less: Net loss (income) allocated to participating unit awards	41,358	28,008	(25,672)	(58,032)
Undeclared distributions to preferred unitholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net loss attributable to unitholders for EPU computation	$(5,642,576)	$(4,032,131)	$(3,711,179)	$(1,461,611)

Denominator
Weighted average number of units outstanding for basic EPU computation	20,004,351	19,810,991	19,994,898	19,807,797

Basic and diluted net loss per unit:
Undistributed loss	$(0.28)	$(0.20)	$(0.19)	$(0.07)
Total basic and diluted	$(0.28)	$(0.20)	$(0.19)	$(0.07)

The accounting for unvested unit-based payment awards (unit-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid), are participating securities and included in the computation of basic earnings per unit. Our grants of restricted unit awards to our employees and directors are considered participating securities, and we have prepared our earnings per unit calculations to include outstanding unvested restricted unit awards in the numerator for basic weighted average shares outstanding calculation. However, since the participating outstanding unvested restricted unit awards of 240,037 in the denominator are anti-dilutive as of the three and nine months ended September 30, 2024 and 2023, due to net losses, they are not included in a dilutive calculation.

14. Subsequent Events

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of September 30, 2024, our portfolio consisted of the following hotel properties:

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

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of September 30, 2024. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2024 and 2023, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, during the three and nine months ended September 30, 2024 and the corresponding period in 2023.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Actual Portfolio Metrics
Occupancy %	66.9%	62.4%	68.4%	64.5%
ADR	$158.46	$164.14	$175.30	$179.18
RevPAR	$105.98	$102.46	$119.84	$115.59
Composite Portfolio Metrics
Occupancy %	66.3%	61.5%	68.2%	63.8%
ADR	$161.37	$167.10	$179.92	$184.83
RevPAR	$107.02	$102.82	$122.71	$117.89

Comparison of the Three Months Ended September 30, 2024, to the Three Months Ended September 30, 2023

Revenue. Total revenue for the three months ended September 30, 2024, increased by approximately $1.5 million, or 3.9%, to approximately $40.7 million compared to total revenue of approximately $39.2 million for the three months ended September 30, 2023. Increases of approximately $2.5 million in total revenue at eight of our properties accounted for the change. The aggregate increase in total revenue reflects an overall increase in room occupancy by 4.8%. We also received higher food and beverage revenues and comparable other operating revenues, coming from better group business for the quarter ended September 30, 2024, versus the comparable period in 2023.

Room revenue increased approximately $0.9 million, or 3.4%, to approximately $27.2 million for the three months ended September 30, 2024, compared to room revenue of approximately $26.3 million for the three months ended September 30, 2023. RevPAR for the three-month period increased 4.1% from $102.82 in 2023, to $107.02 in 2024, driven by a 4.8% increase in occupancy. Increases in room revenue at six of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining four wholly-owned properties.

Food and beverage revenues increased approximately $0.2 million, or 3.1%, to approximately $7.7 million for the three months ended September 30, 2024 compared to food and beverage revenues of approximately $7.5 million for the three months ended September 30, 2023. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at six of our wholly-owned properties offset decreases at the remaining four wholly-owned properties.

Revenue from other operating departments increased by approximately $0.4 million, or 7.0%, to approximately $5.8 million for the three months ended September 30, 2024 compared to revenue from other operating departments of approximately $5.4 million for the three months ended September 30, 2023.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $1.0 million, or 3.2%, to approximately $32.6 million for the three months ended September 30, 2024, compared to total hotel operating expenses of approximately $31.6 million for the three months ended September 30, 2023. The increase in hotel operating expenses for the three months ended September 30, 2024, resulted from an aggregate increase at eight of our hotel properties of approximately $1.7 million, offset by decreases totaling approximately $0.7 million from four of our properties. This increase in hotel operating expenses was directly related to the increases in room revenues and food and beverage revenues and other operating expenses at a number of our hotels and higher indirect expenses as described below.

Room expense for the three months ended September 30, 2024 increased by approximately $0.2 million, or 2.5%, to approximately $6.6 million, compared to rooms expense for the three months ended September 30, 2023 of approximately $6.4 million. The increase was directly related to the increase in room revenue.

Food and beverage expenses for the three months ended September 30, 2024 increased approximately $0.2 million, or 3.3%, to approximately $5.8 million, compared to food and beverage expenses of approximately $5.6 million, for the three months ended September 30, 2023. The net increase in food and beverage expenses for the three months ended September 30, 2024, resulted from an aggregate increase of approximately $0.3 million from six of our properties, with offsetting decreases at our remaining properties. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the three months ended September 30, 2024, increased approximately $0.1 million or 5.5%, to approximately $2.3 million, compared to other operating departments expense for the three months ended September 30, 2023 of approximately $2.2 million. The increase was directly related to the increase in other departments revenue.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2024 increased by 3.1%, to approximately $17.9 million, compared to indirect expenses of approximately $17.4 million for the three months ended September 30, 2023.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2024, decreased approximately $0.2 million, or 12.8%, to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.7 million, for the three months ended September 30, 2023. A decrease in legal and professional fees for the current quarter accounted for the majority of this decrease.

Interest Expense. Interest expense for the three months ended September 30, 2024, increased approximately $0.9 million, or 19.6%, to approximately $5.3 million, as compared to interest expense of approximately $4.4 million, for the three months ended September 30, 2023. The increase in interest expense for the three months ended September 30, 2024, was substantially related to increases from interest rate swaps ending for both our mortgage loans on our properties DoubleTree by Hilton Philadelphia Airport and Hotel Alba Tampa, Tapestry Collection by Hilton. This affected the interest expense by increasing interest rates on these variable rate mortgages. We also refinanced the Hotel Alba Tampa, Tapestry Collection by Hilton in March 2024 and the DoubleTree by Hilton Jacksonville Riverfront in July 2024, which increased the weighted average interest rate from 5.41% to 5.93% interest rate.

Unrealized Loss on Hedging Activities. As of September 30, 2024, there was an interest rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport with a fair value of approximately $0.4 million, which capped the interest rate down by 3.0%. There was an unrealized loss on the fair value of this cap of approximately $0.3 million, compared to an unrealized gain of approximately $0.1 million during the three months ended September 30, 2023.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets decreased approximately $0.5 million, from approximately $0.5 million for the three months ended September 30, 2023 to approximately $0 million, for the three months ending September 30, 2024. The gain was related to casualties at The DeSoto.

Income Taxes. We had an income tax provision of $66,711 for the three months ended September 30, 2024, compared to an income tax benefit of $354,398, for the three months ended September 30, 2023.

Net Loss. We realized a net loss for the three months ended September 30, 2024, of approximately $3.7 million, compared to a net loss of approximately $2.1 million, for the three months ended September 30, 2023, because of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2024, to the Nine Months Ended September 30, 2023

Revenue. Total revenue for the nine months ended September 30, 2024, increased by approximately $6.2 million, or 4.7%, to approximately $137.9 million compared to total revenue of approximately $131.7 million for the nine months ended September 30, 2023. Increases of approximately $6.8 million in total revenue at 10 of our properties accounted for the change. The aggregate increase in total revenue reflects an overall increase in room occupancy by 4.4%. We also received higher food and beverage revenues and comparable other operating revenues, coming from better group business for the nine months ended September 30, 2024, versus the comparable period in 2023.

Room revenue increased approximately $3.6 million, or 4.1%, to approximately $91.5 million for the nine months ended September 30, 2024, compared to room revenue of approximately $87.9 million for the nine months ended September 30, 2023. RevPAR for the nine-month period increased 4.1% from $117.89 in 2023, to $122.71 in 2024, driven by a 4.4% increase in occupancy. Increases in room revenue at eight of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining two wholly-owned properties.

Food and beverage revenues increased approximately $1.6 million, or 6.4%, to approximately $27.4 million for the nine months ended September 30, 2024 compared to food and beverage revenues of approximately $25.8 million for the nine months ended September 30, 2023. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at seven of our wholly-owned properties offset decreases at the remaining three wholly-owned properties.

Revenue from other operating departments increased by approximately $1.0 million, or 5.8%, to approximately $19.0 million for the nine months ended September 30, 2024 compared to revenue from other operating departments of approximately $18.0 million for the nine months ended September 30, 2023.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $4.6 million, or 4.7%, to approximately $101.8 million for the nine months ended September 30, 2024, compared to total hotel operating expenses of approximately $97.2 million for the nine months ended September 30, 2023. The increase in hotel operating expenses for the nine months ended September 30, 2024, resulted from an aggregate increase at ten of our hotel properties of approximately $5.0 million, offset by decreases totaling approximately $0.4 million from two of our properties. This increase in hotel operating expenses was directly related to the increases in room revenues and food and beverage revenues and other operating expenses at a number of our hotels and higher indirect expenses as described below.

Room expense for the nine months ended September 30, 2024 increased by approximately $0.7 million, or 3.7%, to approximately $20.6 million, compared to rooms expense for the nine months ended September 30, 2023 of approximately $19.9 million. The increase was directly related to the increase in room revenue.

Food and beverage expenses for the nine months ended September 30, 2024 increased approximately $0.9 million, or 4.8%, to approximately $18.8 million, compared to food and beverage expenses of approximately $17.9 million, for the nine months ended September 30, 2023. The net increase in food and beverage expenses for the nine months ended September 30, 2024, resulted from an aggregate increase of approximately $0.9 million from eight of our properties, with offsetting decreases at our remaining properties. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the nine months ended September 30, 2024, increased approximately $0.7 million or 10.1%, to approximately $7.5 million, compared to other operating departments expense for the nine months ended September 30, 2023 of approximately $6.8 million. The increase was directly related to the increase in other departments revenue.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2024 increased approximately $2.3 million, or 4.4%, to approximately $54.9 million, compared to indirect expenses of approximately $52.6 million for the nine months ended September 30, 2023. The increase was related to increases in administration and general, repairs and maintenance, energy and utilities, insurance, information and communication, and real estate and personal property taxes.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2024, decreased approximately $0.5 million, or 9.0%, to approximately $5.0 million compared to corporate general and administrative expenses of approximately $5.5 million, for the nine months ended September 30, 2023. A decrease in legal and professional fees for the current period accounted for the majority of this decrease.

Interest Expense. Interest expense for the nine months ended September 30, 2024, increased approximately $2.4 million, or 18.4%, to approximately $15.2 million, as compared to interest expense of approximately $12.8 million, for the nine months ended September 30, 2023. The increase in interest expense for the nine months ended September 30, 2024, was substantially related to increases from interest rate swaps ending for both our mortgage loans on our properties DoubleTree by Hilton Philadelphia Airport and Hotel Alba Tampa, Tapestry Collection by Hilton. This affected the interest expense by increasing interest rates on these variable rate mortgages. We also refinanced the Hotel Alba Tampa, Tapestry Collection by Hilton in March 2024 and the DoubleTree by Hilton Jacksonville Riverfront in July 2024, which increased the weighted average interest rate from 5.41% to 5.93% interest rate.

Realized Gain on Hedging Activities. The realized gain on hedging activities during the nine months ended September 30, 2024, was approximately $1.0 million, due to termination of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap.

Unrealized Loss on Hedging Activities. As of September 30, 2024, there was a new interest rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport with a fair value of approximately $0.4 million, which capped the interest rate down by 3.0%, with an unrealized loss on hedging activities of approximately $0.4 million. There was also an unrealized loss on the fair value of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap of approximately $0.7 million. These two aggregated losses of approximately $1.1 million for the nine months ended September 30, 2024, compared to a loss of approximately $0.1 million during the nine months ended September 30, 2023.

Income Taxes. We had an income tax provision of $101,988 for the nine months ended September 30, 2024, compared to an income tax benefit of $322,679, for the nine months ended September 30, 2023.

Net Income. We realized a net income for the nine months ended September 30, 2024, of approximately $2.3 million, compared to a net income of approximately $4.6 million, for the nine months ended September 30, 2023, because of the operating results discussed above.

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

The following is a reconciliation of net (loss) income to FFO and Adjusted FFO, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss) income	$(3,689,621)	$(2,065,826)	$2,297,431	$4,579,359
Depreciation and amortization - real estate	4,845,743	4,702,148	14,403,372	14,017,095
Gain on sale of assets	—	(4,700)	(4,400)	(4,700)
Gain on involuntary conversion of assets	(32,537)	(551,729)	(267,574)	(1,331,374)
FFO	1,123,585	2,079,893	16,428,829	17,260,380
Distributions to preferred stockholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
FFO attributable to common stockholders and unitholders	(870,728)	85,580	10,445,891	11,277,442
Amortization	14,806	12,871	44,417	39,428
ESOP and stock - based compensation	47,410	55,763	351,193	370,714
Loss on early debt extinguishment	—	—	241,878	—
Negative lease amortization	132,964	—	132,964	—
Unrealized loss (gain) on hedging activities	327,826	(103,946)	1,119,247	51,686
Adjusted FFO attributable to common stockholders and unitholders	(347,722)	$50,268	$12,335,590	$11,739,270

Weighted average number of shares outstanding, basic	19,434,233	18,906,851	19,408,524	18,742,219

Weighted average number of non-controlling units	364,186	578,744	364,186	724,555

Weighted average number of shares and units outstanding, basic	19,798,419	19,485,595	19,772,710	19,466,774

FFO per common share and unit	$(0.04)	$0.00	$0.53	$0.58

Adjusted FFO per common share and unit	$(0.02)	$0.00	$0.62	$0.60

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

The following is a reconciliation of net (loss) income to EBITDA and Hotel EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss) income	$(3,689,621)	$(2,065,826)	$2,297,431	$4,579,359
Interest expense	5,341,825	4,466,630	15,231,626	12,868,595
Interest income	(155,309)	(222,878)	(578,183)	(592,315)
Income tax provision	66,711	(354,398)	101,988	(322,679)
Depreciation and amortization	4,860,548	4,715,019	14,447,789	14,056,523
EBITDA	6,424,154	6,538,547	31,500,651	30,589,483
PPP loan forgiveness	—	—	—	(275,494)
Other income	(103,961)	—	(371,191)	—
Loss on early debt extinguishment	—	—	241,878	—
Gain on sale of assets	—	(4,700)	(4,400)	(4,700)
Gain on involuntary conversion of assets	(32,537)	(551,729)	(267,574)	(1,331,374)
Subtotal	6,287,656	5,982,118	31,099,364	28,977,915
Corporate general and administrative	1,471,566	1,688,535	4,968,465	5,458,340
Realized and unrealized (gain) loss on hedging activities	327,826	(103,946)	77,253	51,686
Hotel EBITDA	$8,087,048	$7,566,707	$36,145,082	$34,487,941

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of September 30, 2024, we had approximately $14.0 million of unrestricted cash and $18.5 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the nine months ended September 30, 2024, was approximately $21.4 million, generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarter and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in leisure transient, small group and corporate business travel. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the nine months ended September 30, 2024, was approximately $9.8 million. Of this amount approximately $10.1 million was related to capital expenditures for improvements and additions to hotel properties. There were also insurance proceeds related to involuntary conversions of approximately $0.3 million.

Financing Activities. During the nine months ended September 30, 2024, the Company and Operating Partnership received proceeds from mortgage loans of $66.3 million, received proceeds from the redemption of the Tampa interest rate swap of approximately $1.0 million, made principal payments on our mortgages of approximately $63.2 million, payments on our unsecured notes of approximately $0.6 million, purchased an interest rate cap on the Philadelphia hotel mortgage and payments on deferred financing costs of approximately $1.8 million, and paid preferred dividends of approximately $6.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. For 2024, we expect total capital expenditures for the routine replacement and refurbishment of furniture, fixtures and equipment for 2024 to be approximately $7.2 million.

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

During fiscal years 2024, 2025, and 2026, we expect total capital expenditures related to the renovation of our property in Philadelphia, Pennsylvania of approximately $11.5 million as a condition to the renewal of our franchise license. On April 29, 2024, coincident with the extension of the mortgage loan, we placed $5.0 million into a reserve account to partially fund the renovation. In addition, provided we meet certain financial covenants, we expect the release of $1.2 million of other reserves in additional funding on or after June 30, 2025. The remainder of the capital expenditures will be funded out of working capital. As of September 30, 2024, we had incurred costs totaling approximately $0.3 million.

During fiscal years 2024, 2025, and 2026, we expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to the renewal of our franchise license. On July 8, 2024, in conjunction with the refinance of the mortgage with Fifth Third Bank, N.A., we secured additional funding of $9.49 million to partially fund the product improvement plan. The remainder of the capital expenditures will be funded out of working capital. As of September 30, 2024, we had incurred costs totaling approximately $0.2 million.

Liquidity and Capital Resources

As of September 30, 2024, we had total cash and cash equivalents of approximately $14.0 million and restricted cash of approximately $18.5 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, routine capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

On February 7, 2024, we secured a $35.0 million mortgage on the Hotel Alba located in Tampa, Florida with Citi Real Estate Funding, Inc. The loan has a maturity date of March 6, 2029; carries a fixed rate of interest of 8.49%, requires monthly payments of interest only; and cannot be prepaid until the last four months of the loan term. We used a portion of the proceeds to repay the existing first mortgage on the hotel. The remainder of the proceeds were used for working capital.

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

On July 8, 2024, we secured a $26.25 million mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront hotel located in Jacksonville, Florida with Fifth Third Bank, N.A. The loan provides for an additional $9.49 million available to fund a product improvement plan at the hotel; matures on July 8, 2029; and requires monthly payments of interest at a floating interest rate of SOFR plus 3.00% plus principal of $38,700. Proceeds of the loan were used to repay the existing mortgage.

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

As described in “Liquidity and Capital Resources”, as of September 30, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. If we are unable to receive a waiver, we may be required to reduce the outstanding balance with a prepayment of approximately $1.2 million or provide an equivalent amount of cash collateral until we establish compliance.

Certain of our loan agreements contain “cash trap” provisions that may be triggered if the performance of our hotels declines below a certain threshold. As of June 30, 2024, the provisions under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach, were triggered which will require substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

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

As of September 30, 2024, the amount of cumulative unpaid dividends on our outstanding preferred shares as approximately $21.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of "catch up" distributions, such as the distribution announced on May 30, 2023. The amount, timing and frequency of distributions, including additional “catch-up” distributions, will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

As of September 30, 2024, we had approximately $245.4 million of fixed-rate debt, including the PPP Loans of approximately $0.9 million with a fixed rate of 1.0%, and approximately $75.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.32%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania, Jacksonville, Florida and Houston, Texas hotels remains at approximately $75.9 million, the balance at September 30, 2024, the impact on our annual interest incurred and cash flows of a one percent increase in SOFR and the Prime Rate, would be approximately $0.6 million.

As of December 31, 2023, we had approximately $266.0 million of fixed-rate debt, including the mortgage on our Hotel Alba Tampa, Tapestry Collection by Hilton, which is fixed by an interest rate swap to 5.576% and the PPP Loans of $1.5 million with a fixed rate of 1.0%, and approximately $52.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.87%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in SOFR and in Prime Rate. Assuming that the aggregate amounts outstanding on the mortgage on The Whitehall remains at approximately $14.0 million and the mortgage on the DoubleTree by Hilton Philadelphia Airport remains at approximately $38.9 million, the balance at December 31, 2023, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month SOFR and in Prime Rate, would be approximately $0.4 million.

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

As of November 11, 2024, the Company has deferred payment and is in arrears on dividends for the Company's Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The Company has declared dividends in the respective amounts shown above for each of the Series B, Series C, and Series D Preferred Stock, for the distribution period ending March 31, 2022, payable on December 16, 2024. The total arrearage of cumulative unpaid cash dividends on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through November 11, 2024, are $8,052,550, $7,287,931, and $6,596,958, respectively.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SOTHERLY HOTELS INC.

Date: November 18, 2024	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 18, 2024	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer