Form 10-K
period 2024-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2025-03-31
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2024, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $22,826,540 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 15, 2025, there were 20,126,415 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (or information will be provided by amendment to this Form 10-K).

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: Jacksonville, Florida

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2024 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. As of the filing date, the Company owns approximately 98.2% of the general and limited partnership units in the Operating Partnership. Other individuals and entities own the remaining 1.8% limited partnership units in the Operating Partnership.

As of December 31, 2024, our portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels located in seven states with an aggregate of 2,786 hotel rooms, and interests in two condominium hotels and their associated rental programs. All of our hotels are wholly-owned by subsidiaries of the Operating Partnership and are managed on a day-to-day basis by Our Town Hospitality, LLC (“Our Town”). Our portfolio is concentrated in markets that we believe possess multiple demand generators and have significant barriers to entry for new product delivery, which are important factors for us in identifying hotel properties that we expect will be capable of providing strong risk-adjusted returns.

In order for the Company to qualify as a REIT, it cannot directly manage or operate our hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our “TRS Lessees”, which are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively with the TRS Lessees, the “MHI TRS Entities”). The MHI TRS Entities, in turn, have engaged Our Town, which is an eligible independent contractor, to manage the day-to-day operations at our hotels. MHI Holding is a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

Our corporate office is located at 306 South Henry Street, Suite 100, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

As of December 31, 2024, our hotels were located in Florida, Georgia, Maryland, Virginia, North Carolina, Pennsylvania and Texas. Seven of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels. We also own the hotel commercial condominium units of the Lyfe Resort & Residences and Hyde Beach House Resort & Residences condominium hotels. See Item 2 in Part I and Item 7 in Part II of this Form 10-K for additional detail on our properties.

Our Strategy and Investment Criteria

Our strategy is to grow through acquisitions of full-service, upscale and upper-upscale hotel properties located in the primary markets of the southern United States. The Company may also opportunistically acquire hotels throughout other regions of the United States. We intend to grow our portfolio through disciplined acquisitions of hotel properties and believe that we will be able to source significant external growth opportunities through our management team’s extensive network of industry, corporate and institutional relationships. Current market conditions and the terms of our loan agreements limit our ability to pursue our growth strategy, but as economic conditions improve and demand and consumer confidence increase, we intend to position the Company to execute on our growth strategy. We are not subject to limitations on the amount or percentage of our total assets that may be invested in any one property. Additionally, no limits have been set on the concentration of investments in any one location or facility type. Our policy is to acquire assets primarily for income and long-term appreciation.

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

Typically, in our experience, a deep-turn opportunity takes a total of approximately four years from the initial acquisition of a property until it achieves full post-renovation stabilization. Therefore, when evaluating future opportunities in underperforming hotels, we intend to focus on up-branding and shallow-turn opportunities, and to pursue deep-turn opportunities on a more limited basis, preferably within the structure of joint venture or partnership.

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

Our portfolio management strategy includes efforts to optimize labor costs. Our hotel manager is responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel manager's human resource strategy and make recommendations regarding the operation of our hotels, if appropriate. The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 94 employees electing to participate under a collective bargaining arrangement. Further, the employees at our hotels that are managed by Our Town are eligible to receive health and other insurance coverage through Our Town, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Our hotels are managed on a day-to-day basis by Our Town, an eligible independent contractor. The base management fee for each of our hotels is a percentage of the gross revenues of the hotel and is due monthly. The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels and our condominium hotel rental programs are shown below:

Hotel Name	Commencement Date	Expiration Date	Percentage Fee
Hotel Ballast Wilmington, Tapestry Collection by Hilton	January 1, 2020	March 31, 2035	2.50%
The DeSoto	January 1, 2020	March 31, 2035	2.50%
DoubleTree by Hilton Philadelphia Airport	January 1, 2020	March 31, 2035	2.50%
Hotel Alba Tampa, Tapestry Collection by Hilton	January 1, 2020	March 31, 2035	2.50%
DoubleTree by Hilton Jacksonville Riverfront	January 1, 2020	March 31, 2035	2.50%
DoubleTree by Hilton Laurel	January 1, 2020	March 31, 2035	2.50%
Georgian Terrace	January 1, 2020	March 31, 2035	2.50%
The Whitehall	January 1, 2020	March 31, 2035	2.50%
DoubleTree Resort by Hilton Hollywood Beach	April 1, 2020	March 31, 2035	2.50%
Lyfe Resort & Residences	April 1, 2020	March 31, 2035	2.50%
Hyde Beach House Resort & Residences	April 1, 2020	March 31, 2035	2.50%
Hyatt Centric Arlington	November 15, 2020	March 31, 2035	2.50%

Agreements with Our Town. Our Town is the management company for each of our ten wholly-owned hotels, as well as the manager for our two condominium rental programs.

On September 6, 2019, we entered into a master agreement with Our Town and the former majority owner of Our Town related to the management of certain of our hotels, as amended and restated on November 6, 2024 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. Those hotel management agreements for our ten wholly-owned hotels and the two rental programs are each referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”.

The OTH Master Agreement:

•
expires on March 31, 2035, or earlier if all of the OTH Hotel Management Agreements expire or are terminated prior to that date. The OTH Master Agreement shall be extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect;
•
sets an incentive management fee for each of the hotels managed by Our Town, and any future hotels, equal to 10% of the amount by which gross operating profit, as defined in the OTH Hotel Management Agreements, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation;
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

Pursuant to the management agreements for the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, Our Town manages the rental of individually owned condominium units pursuant to rental agreements entered into with individual condominium unit owners. We have also entered into an Association Sub Management and Assignment Agreement with Our Town for the management and operation of the condominium association responsible for the operation of the Hyde Beach House Resort & Residences, and a Rental Sales Management Agreement pursuant to which Our Town agreed to manage the marketing and negotiation of rental agreements with individual condominium unit owners.

As of March 14, 2025, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 62.77%, 6.21%, and 15.0%, respectively, of the total outstanding ownership interests in Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

Franchise Agreements

As of December 31, 2024, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies. As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to re-license or re-brand with the existing franchisor, re-brand and license with a new franchisor, or re-brand as an independent hotel. We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues. The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2024:

	Franchise/Royalty	Expiration
	Fee (1)	Date
Hotel Alba Tampa, Tapestry Collection by Hilton	5.0%	June 2029
DoubleTree by Hilton Jacksonville Riverfront	5.0%	September 2025
DoubleTree by Hilton Laurel (2)	5.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	October 2024
DoubleTree Resort by Hilton Hollywood Beach	5.0%	October 2027
Hotel Ballast Wilmington, Tapestry Collection by Hilton	5.0%	April 2028
Hyatt Centric Arlington	5.0%	March 2038

(1) Percentage of room revenues payable to the franchisor.

(2) The Franchise/Royalty Fee is reduced to 4.0% from December 2023 through November 2025, and 5.0% thereafter.

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

Other Leases

We lease the land underlying the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease initially requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The ground lease contains a rent reset provision that will reset the rent in June 2025, and each successive 10 year period, to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process. The appraisal process was completed in 2024 and, beginning in July 2025, the rent will adjust to $149,333 per month. The initial term of the ground lease expires in 2035 and may be extended by us for four additional renewal periods of 10 years each. In order to sell the Hyatt Centric Arlington hotel and assign our leasehold interest in the ground lease, we are required to obtain the consent of the third-party lessor.

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

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia for our corporate offices, under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent was offset by a tenant improvement allowance of $200,000, applied against one-half of each monthly rent payment until the tenant improvement allowance was exhausted in 2021. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents, and effective January 1, 2024, the landlord agreed to a one-third reduction in future rents.

Competition

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular geographic area could have a material adverse effect on occupancy, ADR and RevPAR of our hotels or at hotel properties we acquire in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, and price are the principal competitive factors affecting our hotels.

Our hotels currently compete primarily in the full-service upscale and upper-upscale segments of the market. Positive competitive factors affecting our position include geographic location, markets with growth potential and strong franchise partners, while certain disadvantages to our position include limited geographic diversity and smaller size in relation to larger competitors.

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

The Company has one TRS, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2024, of approximately $56.1 million and deferred timing differences of approximately $4.2 million attributable to accrued, but not currently deductible, vacation and sick pay amounts, business interest, depreciation and other miscellaneous differences. Neither the Company nor MHI Holding has incurred federal income taxes since its formation. With the onset of the COVID-19 pandemic and the anticipation of significant losses to MHI Holding, we reduced our deferred tax asset through the establishment of a 100% valuation allowance. As of December 31, 2024, we have a valuation allowance of approximately $14.3 million.

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

Employees and Human Capital

As of December 31, 2024, we employed nine full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. We believe relations with our employees are positive. Our human capital resources objectives include attracting and retaining talented and well-qualified employees. Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives. We are committed to enhancing our culture through efforts to promote and preserve inclusion and by providing and maintaining a safe work environment. All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel manager engaged by our TRS Lessees to operate such hotels.

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
•
Risks related to pandemic diseases.
•
Risks related to heightened focus on corporate responsibility.

General Risks Related to the Real Estate Industry

•
Risks related to illiquidity of real estate investments.
•
Risks related to future acquisitions.
•
Risks related to property damage including harmful mold.

•
Risks related to increases in property taxes or insurance costs.

Risks Related to Our Debt and Financing

•
Risks related to our financial leverage.
•
Risks related to our financial covenants.
•
Risks related to our debt maturities.
•
Risks related to our borrowing costs and fluctuations in interest rates.

Risks Related to Our Organization and Structure

•
Risks related to changes of control.
•
Risks related to our executive employment agreements.
•
Risks related to our Nasdaq listing.
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

As of December 31, 2024, our portfolio consisted of ten wholly-owned hotels with a total of 2,786 rooms and the hotel commercial condominium units of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences condominium hotels. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

In our portfolio, the majority of the hotels that we owned as of December 31, 2024, utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. As of March 1, 2025, we owned one property that utilizes a brand owned by Hyatt. Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

Our ground lease for the Hyatt Centric Arlington may constrain us from acting in the best interest of stockholders or require us to make certain payments.

The Hyatt Centric Arlington is subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third-party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease. Accordingly, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the lessor, even if we determine that the sale of this hotel or the assignment of our leasehold interest in the ground lease is in the best interest of the Company or our stockholders. In addition, at any given time, potential purchasers may be less interested in buying a hotel subject to a ground lease and may demand a lower price for the hotel than for a comparable property without such a restriction, or they may not purchase the hotel at any price. For these reasons, we may have a difficult time selling the hotel or may receive lower proceeds from any such sale. The ground lease is subject to four additional renewal periods of 10 years each, following the first renewal period which expires in 2035. At the beginning of each renewal period, certain provisions of the lease may be adjusted by the lessor, which could impact payments we are required to make to the lessor. The ground lease contains a rent reset provision that will reset the rent in June 2025, and each successive 10 year period, to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process. The appraisal process was completed in 2024 and, beginning in July 2025, the rent will adjust to $149,333 per month. If we are not able to come to reasonable terms with the lessor at the end of the term or if we are found to have breached certain obligations under the ground lease, the hotel may suffer a substantial decline in value and we may be forced to dispose of the hotel at a substantial loss.

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

We and our hotel manager rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel manager purchase some of our information technology from vendors, on whom our systems depend. We and our hotel manager rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel manager have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper functionality, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. Our hotel manager carries cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber risk coverage to provide supplemental coverage above the coverage carried by our hotel manager. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses at our properties, which could affect our results of operations. As of December 31, 2024, no risk from cybersecurity threats, including as a result of any previous cybersecurity incidents, has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. We also rely on the reservation systems of our brand partners and others to transmit and manage customer and payment information. Those systems may be hacked or subject to denial of service attacks which in turn may result in losses at our properties.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our hotels, operations and business. In 2024, we experienced a casualty at our Tampa, Florida hotel as a result of Hurricane Helene. While this casualty was insured, both in terms of physical damage and business interruption, the storm impacted operations at the hotel. Over time, our coastal markets are expected to experience increases in storm intensity and rising sea-levels causing damage to our properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

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

These factors could reduce the net income of our TRS Lessees, which in turn could adversely affect the value of our hotels and our ability to make distributions to the Company’s stockholders.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2024 and 2023, we spent approximately $14.6 million and approximately $8.2 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like hurricanes, earthquakes and floods, such as Hurricane Helene in September 2024, Hurricane Ian in September 2022, Hurricanes Harvey and Irma in August and September 2017, respectively, Hurricane Matthew in October 2016 and Hurricane Sandy in October 2012, losses from foreign terrorist activities, such as those on September 11, 2001, losses from power outages or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Currently, our insurers provide terrorism coverage in conjunction with the Terrorism Risk Insurance Program sponsored by the federal government through which insurers are able to receive compensation for insured losses resulting from acts of terrorism.

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

Companies across industries face increasing scrutiny from various stakeholders on how they address a variety of Environmental, Social and Governance (“ESG”) matters. Potential and current employees, hotel brands, hotel management companies and vendors may consider these factors when establishing and extending business relationships and hotel guests may consider these factors when choosing a hotel. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. The focus on and activism around ESG and related matters may constrain business operations or cause the Company to incur additional costs. The Company may face reputational damage in the event the Company’s corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, if competitors outperform the Company in such metrics, potential or current investors may elect to invest with the Company’s competitors, and employees, hotel brands, hotel management companies, vendors and guests may choose not to do business with the Company, which could have a material and adverse impact on the Company’s financial condition, the market price of its common shares and ability to raise capital. In addition, the SEC has issued new ESG disclosure and other requirements that would impact the Company, but such new regulations are currently voluntarily stayed by the SEC, pending resolution of certain legal challenges.

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

Increases in property taxes or insurance costs would increase our operating costs, reduce our income and adversely affect our ability to make distributions to the Company’s stockholders.

Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Additionally, we must procure property and casualty, general liability, and other lines of insurance for our hotels. The premiums we pay for insurance may increase significantly due to a number of factors, including natural disasters. If property taxes or insurance costs increase, our financial condition, results of operations and our ability to make distributions to the Company’s stockholders could be materially and adversely affected and the market price of the Company’s shares could decline.

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2024, the aggregate principal balances of our mortgages and unsecured debt amounted to approximately $319.3 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

We have five mortgage debt obligations maturing in 2025 and 2026 and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In June 2025, the mortgage on the Georgian Terrace matures. In October 2025, the mortgage on the DoubleTree Resort by Hilton Hollywood Beach matures. In April 2026, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures. In July 2026, the first and second mortgages on The DeSoto mature. We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligations scheduled to mature in 2025, inclusive of monthly principal and interest amortization of all our indebtedness, not including lease obligations, is approximately $110.5 million, which represents approximately 30.2% of our total debt obligations outstanding as of December 31, 2024. The total aggregate amount of our debt obligations scheduled to mature in 2026, inclusive of monthly principal and interest amortization of all our mortgage indebtedness, is approximately $111.5 million, which represents approximately 30.5% of our total debt obligations outstanding as of December 31, 2024. The Hotel Ballast Wilmington, Tapestry Collection by Hilton's aggregate debt, is set to mature on January 1, 2027, for approximately $29.8 million, however this is included in the 2026 maturities due to timing. The total aggregate amount of our debt obligations scheduled to mature in 2027, inclusive of monthly principal and interest amortization of all our mortgage indebtedness, is approximately $10.9 million, which represents approximately 3.0% of our total debt obligations outstanding as of December 31, 2024.

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

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree by Hilton Philadelphia Airport, and The Whitehall, in Houston, Texas. The mortgages on the DoubleTree by Hilton Jacksonville Riverfront and the DoubleTree by Hilton Philadelphia Airport bear interest at a rate tied to SOFR. The mortgage on The Whitehall, in Houston, Texas bears interest at a rate tied to the New York Prime Rate. Each mortgage provides for a substitute rate and minimum rates of interest. To the extent that increases in SOFR or New York Prime Rate, or a substitute rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

The Company has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of the Company’s board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in the Company’s bylaws. However, the Company’s board of directors may by resolution elect to opt into the business combination provisions of the MGCL and the Company may, by amendment to its bylaws, opt into the control share provisions of the MGCL in the future. The Company’s board of directors has the exclusive power to amend the Company’s bylaws.

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

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

We must continue to satisfy The Nasdaq Stock Market LLC (“Nasdaq”) continued listing requirements, including, among other things, certain corporate governance requirements and a minimum closing bid price requirement of $1.00 per share. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

On February 11, 2025, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to the minimum closing bid price requirement. The Nasdaq deficiency letter had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until August 11, 2025, to regain compliance with the minimum closing bid price requirement by causing our stock to close above $1.00 for a minimum of 10 consecutive trading days. If we do not regain compliance with the minimum closing bid price requirement by August 11, 2025, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to transfer to The Nasdaq Capital Market and meet the continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. If Nasdaq concludes that we will not be able to cure the deficiency, or if we do not regain compliance with the minimum bid price requirement within such additional 180 calendar day compliance period, Nasdaq will provide written notification to us that our common stock will be subject to delisting. We will have the right to appeal a delisting determination, and our common stock will remain listed on Nasdaq until the completion of the appeal process.

If our common stock becomes subject to delisting, it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

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

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2024, 1,464,100 shares of our Series B Preferred Stock were issued and outstanding, 1,346,110 shares of our Series C Preferred Stock were issued and outstanding, and 1,163,100 shares of our Series D Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $44.7 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $2.9 million. The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $40.9 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.7 million. The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $35.7 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.4 million. Holders of our Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive). As of December 31, 2024, distributions on our Preferred Stock are in arrears for the last eleven quarterly payments. Therefore, the holders of our Preferred Stock are entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. No dividends may be paid on our common stock until such time as the Preferred Stock distributions are made current.

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

Upon a change of control (as defined in our charter), holders of our Preferred Stock will have the right (unless, as provided in our charter, we have provided or provide notice of our election to exercise our special optional redemption right before the relevant date) to convert some or all of their shares of preferred stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, holders will be limited to a maximum number of shares equal to the share cap, subject to adjustments. Each holder of Series B Preferred Stock is entitled to receive a maximum of 8.29187 shares of our common stock per share of Series B Preferred Stock, which may result in the holder receiving value that is less than the liquidation preference of the Series B Preferred Stock. Each holders of Series C Preferred Stock is entitled to receive a maximum of 8.50340 shares of our common stock per share of Series C Preferred Stock, which may result in the holder receiving value that is less than the liquidation preference of the Series C Preferred Stock. Each holder of Series D Preferred Stock is entitled to receive a maximum of 7.39645 shares of our common stock per share of Series D Preferred Stock, which may result in the holder receiving value that is less than the liquidation preference of the Series D Preferred Stock. In addition, those features of our Preferred Stock may have the effect of inhibiting or discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of shares of our common stock and shares of our Preferred Stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

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

Conflicts of interest relating to Our Town may lead to management decisions that are not in the stockholders’ best interest. An affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, together own an interest of approximately 84.0%, as of March 14, 2025, in Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

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

We purchase employee medical benefits through Our Town (or its affiliate) for those employees employed by Our Town who work exclusively for our properties. Mr. Sims and Mr. Folsom participate in the budget approval process confirming employee insurance rates paid to Our Town. For the year ended December 31, 2023, we received a rebate from Our Town equal to 70% of the annual surplus for the respective year. For the year ended December 31, 2024, no annual surplus was deemed to exist.

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

Even if the Company remains qualified for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets. For example:

•
it will be required to pay federal and state corporate income tax on undistributed REIT taxable income (including net capital gain);
•
if it has net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, it must pay federal corporate income tax on such income;
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

When applying these asset tests, the Company is treated as owning its proportionate share of the Operating Partnership’s assets (which is determined in accordance with the Company’s capital interest in the Operating Partnership). If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. If the Company fails to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de-minimis threshold, the Company may be able to preserve its REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the net income generated on those assets multiplied by the federal corporate income tax rate of 21.0%.

As a result, we may be required to liquidate otherwise attractive investments.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, the Company could cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership will continue to qualify to be treated as a partnership for U.S. federal income tax purposes for so long as the Operating Partnership has more than one partner. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including the Company, will be required to pay tax on its allocable share of the Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, the Company could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, if the Operating Partnership were to be classified as a corporation for federal income tax purposes, the Operating Partnership would become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including the Company.

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

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition, unless such foreign person is a “qualified foreign pension fund” or one of the certain publicly traded non-U.S. “qualified collective investment vehicles”. Additionally, the transferee will be required to withhold 15.0% on the amount realized on the disposition if the foreign transferor is subject to U.S. federal income tax under FIRPTA. This 15.0% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of the Company’s stock. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50.0% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). Effective April 25, 2024, the IRS released final regulations under FIRPTA that require a new REIT to “look-through” any nonpublic domestic corporation if more than 50% of the corporation’s stock (by value) is owned (directly or indirectly) by foreign persons in determining whether such REIT is considered to be “domestically controlled.” The final regulations included a transition rule that exempts existing domestically controlled REITs from the “look-through” rule until April 24, 2034 (i.e., 10 years following the effective date of the final regulations) if the following conditions are met—(a) the aggregate value of U.S. real property interests acquired by the REIT after April 25, 2024 does not exceed 20% of the aggregate value of U.S. real property interest held by the REIT as of April 25, 2024, and (b) the REIT does not undergo what is essentially a more than 50% change in ownership (measured by value) by a “non-look-through person” following April 25, 2024. The final regulations are complex and we cannot be sure that the Company will qualify as a “domestically controlled” REIT. If the Company does not so qualify, gain realized by foreign investors on a sale of the Company’s stock would be subject to U.S. income and withholding tax under FIRPTA, unless the Company’s stock were traded on an established securities market.

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

Our TRS Lessees are single-member limited liability companies that are wholly-owned, directly or indirectly, by MHI Holding, a TRS that is wholly-owned by the Operating Partnership. Each of our TRS Lessees is disregarded as an entity separate from MHI Holding for U.S. federal income tax purposes, such that the assets, liabilities, income, gains, losses, credits and deductions of our TRS Lessees are treated as the assets, liabilities, income, gains, losses, credits and deductions of MHI Holding for U.S. federal income tax purposes. MHI Holding is subject to federal and state income tax on its taxable income, which will consist of the revenues from the hotels leased by the Company’s TRS Lessees, net of the operating expenses for such hotels and rent payments. Accordingly, although the Company’s ownership of MHI Holding and the TRS Lessees will allow it to participate in the operating income from its hotels in addition to receiving rent, that operating income will be fully subject to federal and state corporate income tax. The after-tax net income of MHI Holding, if any, will be available for distribution to the Company via the Operating Partnership.

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

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Currently, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%, plus a 3.8% “Medicare surtax” discussed below. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Under the Tax Cuts and Jobs Act (“TCJA”), for taxable years prior to January 1, 2026, a non-corporate taxpayer may deduct 20% of ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income” resulting in an effective maximum U.S. federal income tax rate of 29.6% (based on the current maximum U.S. federal income tax rate for individuals of 37%). Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare surtax on dividends received from the Company. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the Company’s stock. Moreover, there is no assurance that we will always distribute ordinary income dividends, or that Congress will not repeal such legislation.

Investors may be subject to a 3.8% Medicare surtax in connection with an investment in the Company’s stock.

The U.S. tax laws impose a 3.8% Medicare surtax on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Dividends on the Company’s stock as well as gains from the disposition of the Company’s stock may be subject to the Medicare surtax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare surtax to an investment in the Company’s stock in light of such investors’ particular circumstances.

Investors may be subject to U.S. withholding tax under the “Foreign Account Tax Compliance Act.”

On March 18, 2010, the Hiring Incentives to Restore Employment Act (the “HIRE Act”) was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act (“FATCA”), that generally impose a 30.0% U.S. withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after June 30, 2014 and (ii) certain U.S.-source gross proceeds paid after December 31, 2018 to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013 and have been subsequently supplemented by additional regulations and guidance. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

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

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock. The TCJA made significant changes to the U.S. federal tax system. Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the NOL provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation. The TCJA also temporarily reduced individual federal income tax rates on ordinary income (the highest individual federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026).

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s management recognizes the critical importance of monitoring for and properly addressing cybersecurity threats. Our Chief Financial Officer is the executive primarily responsible for identifying and managing risks to the Company from cybersecurity threats. With respect to the Company’s information systems, we rely on third-party technology and software providers to manage the cybersecurity risk to which those systems are subject. For elements of cybersecurity risk which fall outside the purview of the third-party technololgy and software providers, our Chief Financial Officer oversees the implementation of additional controls to reduce the likelihood of a cybersecurity incident occurring as well as to reduce the impact of any such incident, should it occur. At least annually, he discusses cybersecurity risk and the Company’s mitigation efforts and effectiveness of controls with the Audit Committee of the Board of Directors, which is the committee that has primary responsibility for overseeing our risk assessment and is composed solely of independent directors. The Audit Committee reviews and discusses our cybersecurity risk and reviews the tests of controls performed by consultants that perform the Company’s internal audit function. The chair of the Audit Committee may, at his discretion, report to the Chairman of the Board or the full Board of Directors.

As of December 31, 2024, no risk from cybersecurity threats, including as a result of any previous cybersecurity incidents, has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have implemented controls to protect our data and information systems and monitor our systems on an ongoing basis, such efforts may not prevent material compromises to our information systems in the future, including those that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents, and we consult with our consultants that perform the Company’s internal audit function regarding opportunities and enhancements to strengthen our policies and procedures.

We do not retain any confidential information from our customers. While we have control over our information systems, we do not have control over the information systems of our hotel manager, Our Town, or of our franchisors. Although we set expectations for Our Town and our franchisors, we rely on them to manage the cybersecurity risk to which they are subject. Our hotel manager maintains separate cybersecurity insurance coverage to offset a portion of potential costs incurred from a security breach.

We currently do not have a cybersecurity incident response plan with respect to our data and information systems. We rely on our hotel manager and their cybersecurity consultants as well as our franchisors, to maintain cybersecurity incident response plans applicable to their systems and hotel-level systems they manage on our behalf.

For additional information about cybersecurity risk, see “Item 1A. Risk Factors - We and our hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.”

Item 2. Properties

As of December 31, 2024, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR in Part II of this Annual Report on Form 10-K):

	Number of		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2024	2024	2024	2023	2023	2023	2022	2022	2022
The DeSoto, Savannah, Georgia	246		72.4%	$209.24	$151.51	69.2%	$211.26	$146.23	65.7%	$211.49	$139.00
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		67.7%	$140.85	$95.29	70.0%	$148.42	$103.90	68.8%	$146.53	$100.79
DoubleTree by Hilton Laurel, Laurel, Maryland	208		57.1%	$128.94	$73.67	57.8%	$127.29	$73.55	59.7%	$117.20	$69.98
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		64.7%	$139.27	$90.15	61.7%	$141.15	$87.13	64.6%	$140.94	$91.01
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		67.9%	$187.58	$127.35	59.9%	$201.48	$120.70	60.6%	$206.18	$124.93
Georgian Terrace, Atlanta, Georgia	326		57.8%	$177.93	$102.85	52.2%	$194.12	$101.33	51.8%	$198.90	$103.09
Hotel Alba Tampa, Tapestry Collection by Hilton, Tampa, Florida	222		78.1%	$175.16	$136.76	77.8%	$177.00	$137.75	76.3%	$165.11	$125.92
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		72.3%	$185.96	$134.46	69.2%	$186.91	$129.39	62.2%	$183.90	$114.45
Hyatt Centric Arlington, Arlington, Virginia	318		77.0%	$209.44	$161.35	74.5%	$207.98	$154.99	64.3%	$187.12	$120.33
The Whitehall, Houston, Texas	259		59.4%	$153.50	$91.21	44.1%	$159.13	$70.25	40.0%	$150.17	$60.11
Wholly-Owned Properties Total	2,786
Condominium Hotels
Hyde Resort & Residences	66	(1)	60.7%	$297.70	$180.77	51.9%	$345.39	$179.23	52.8%	$420.53	$222.08
Hyde Beach House Resort & Residences	72	(1)	62.6%	$271.51	$169.89	46.4%	$305.56	$141.93	42.4%	$381.07	$161.42
Total Hotel & Participating Condominium Hotel Rooms	2,924

(1)
We own the hotel commercial unit and operate a rental program. Reflects only those condominium units that were participating in the rental program as of December 31, 2024. At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”. The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 3, 2025 was $0.8101 per share.

Stockholder Information

As of March 3, 2025, there were approximately 51 holders of record of the Company’s common stock. Because many of the Company's common shares are held by brokers and other institutions on behalf of shareholders, the Company believe there are substantially more beneficial holders of its common shares than record holders.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the Company during 2024.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during 2024.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2025, there were 5 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc., which owned approximately 98.2% of the outstanding general and limited partnership units as well as 100.0% of the preferred partnership units.

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

There were no sales of unregistered securities in the Operating Partnership during 2024.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during 2024.

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

As a result of the impact of COVID-19 on our business, our board of directors has suspended our common stock dividend. We anticipate that our board of directors will re-evaluate our current dividend policy on an ongoing basis. Distributions on our preferred stock are in arrears for the last eleven quarterly payments. On January 24, 2023, the Company resumed quarterly distributions to holders of its preferred stock. No dividends may be paid on our common stock until such time as the preferred stock distributions are made current. We did not pay any common dividends in 2023 or 2024.

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

The Company did not pay any common stock dividends in 2024 or 2023. As of December 31, 2024, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of $2,088,160.

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its preferred shares to the Company’s preferred stockholders for fiscal years 2023 and 2024. The same table sets forth the Operating Partnership’s distributions per preferred partnership units for fiscal years 2023 and 2024:

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2023	March 31, 2020	March 15, 2023	$0.50	100.00%	0.00%
April 2023	June 30, 2020	June 15, 2023	$0.50	100.00%	0.00%
May 2023	September 30, 2020	July 14, 2023	$0.50	100.00%	0.00%
July 2023	December 31, 2020	September 15, 2023	$0.50	100.00%	0.00%
October 2023	March 31, 2021	December 15, 2023	$0.50	100.00%	0.00%
March 2024	June 30, 2021	March 13, 2024	$0.50	100.00%	0.00%
June 2024	September 30, 2021	June 13, 2024	$0.50	100.00%	0.00%
September 2024	December 31, 2021	September 12, 2024	$0.50	100.00%	0.00%
December 2024	March 31, 2022	December 13, 2024	$0.50	100.00%	0.00%

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2023	March 31, 2020	March 15, 2023	$0.492188	100.00%	0.00%
April 2023	June 30, 2020	June 15, 2023	$0.492188	100.00%	0.00%
May 2023	September 30, 2020	July 14, 2023	$0.492188	100.00%	0.00%
July 2023	December 31, 2020	September 15, 2023	$0.492188	100.00%	0.00%
October 2023	March 31, 2021	December 15, 2023	$0.492188	100.00%	0.00%
March 2024	June 30, 2021	March 13, 2024	$0.492188	100.00%	0.00%
June 2024	September 30, 2021	June 13, 2024	$0.492188	100.00%	0.00%
September 2024	December 31, 2021	September 12, 2024	$0.492188	100.00%	0.00%
December 2024	March 31, 2022	December 13, 2024	$0.492188	100.00%	0.00%

Dividend (Distribution) Payments - Series D Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2023	March 31, 2020	March 15, 2023	$0.515625	100.00%	0.00%
April 2023	June 30, 2020	June 15, 2023	$0.515625	100.00%	0.00%
May 2023	September 30, 2020	July 14, 2023	$0.515625	100.00%	0.00%
July 2023	December 31, 2020	September 15, 2023	$0.515625	100.00%	0.00%
October 2023	March 31, 2021	December 15, 2023	$0.515625	100.00%	0.00%
March 2024	June 30, 2021	March 13, 2024	$0.515625	100.00%	0.00%
June 2024	September 30, 2021	June 13, 2024	$0.515625	100.00%	0.00%
September 2024	December 31, 2021	September 12, 2024	$0.515625	100.00%	0.00%
December 2024	March 31, 2022	December 13, 2024	$0.515625	100.00%	0.00%

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States. The Company may also opportunistically acquire hotels throughout the United States. Since January 1, 2022, we have completed the following acquisitions and dispositions:

•
On February 10, 2022, we sold the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana.
•
On June 10, 2022, we sold the DoubleTree by Hilton Raleigh-Brownstone University hotel located in Raleigh, North Carolina

As of December 31, 2024, our hotel portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels with an aggregate total of 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. Seven of our hotels operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, and three are independent hotels. As of December 31, 2024, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Lyfe Resort & Residences	66	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	72	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,924
(1)
Operated as an independent hotel.
(2)
We own the hotel commercial unit and operate a rental program. Reflects only those condominium units that were participating in the rental program as of December 31, 2024. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and currently owns an approximate 98.2% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees that are wholly-owned subsidiaries of the Operating Partnership, which then engage an eligible independent contractor to operate the hotels under a management agreement. Our TRS Lessees have engaged Our Town to manage our hotels. Our TRS Lessees, and their parent, MHI Holding (MHI Hospitality TRS Holding, Inc.), are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Holding are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on its taxable income.

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

We also use Funds from Operations ("FFO"), Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

The following table illustrates the key operating metrics for the years ended December 31, 2024 and 2023 for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the ten wholly-owned hotel properties that were under our control during all of 2024 (“actual” properties).

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Composite	Actual	Composite	Actual
Occupancy %	67.2%	67.4%	62.8%	63.5%
ADR	$177.56	$173.25	$182.97	$177.74
RevPAR	$119.26	$116.78	$114.96	$112.84

Revenue. Total revenue for the year ended December 31, 2024 was approximately $181.9 million, an increase of approximately $8.1 million, or 4.6%, from total revenue for the year ended December 31, 2023 of approximately $173.8 million. There was an aggregate increase in total revenue of approximately $8.9 million from nine of our properties, offset by a decrease of approximately $0.8 million, at three of our properties. The overall increases in revenue are reflected individually in room revenues, food and beverage revenues and other operating revenues, as noted below:

Room revenues at our properties for the year ended December 31, 2024 increased approximately $4.4 million, or 3.8%, to approximately $119.1 million compared to room revenues for the year ended December 31, 2023 of approximately $114.7 million Eight of our properties experienced increased room revenue by approximately $5.3 million, offset by a decrease of approximately $0.9 million at our other properties. Occupancy increased by 4.4% for the year ended December 31, 2024, compared to the same period in 2023, as a result of increases in transient consumers, group business, and other business travel. Although ADR decreased by 3.0% in 2024 compared to 2023, the RevPAR increased by 3.7% for year ended December 31, 2024, compared to the same period in 2023.

Food and beverage revenues at our properties for the year ended December 31, 2024 increased approximately $1.4 million, or 4.0%, to approximately $36.6 million compared to food and beverage revenues of approximately $35.2 million for the year ended December 31, 2023, with a majority of our properties experiencing increased demand for food and beverage services as a result of increased occupancy as well as an increase in meetings, banqueting and catering from the group business segment. The increase in food and beverage revenues for the year ended December 31, 2024, resulted from an aggregate increase of approximately $2.5 million from six of our properties, offset by a decrease in food and beverage revenue of approximately $1.1 million at the other four properties.

Other operating revenues for the year ended December 31, 2024 increased approximately $2.3 million, or 9.8%, to approximately $26.2 million compared to other operating revenues for the year ended December 31, 2023 of approximately $23.9 million. The increase in other operating revenues was realized at eight of our properties with an increase of approximately $3.2 million, with the remaining offsetting properties decreases of approximately $0.9 million.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $6.0 million, or 4.7%, for the year ended December 31, 2024 to approximately $135.1 million compared to hotel operating expenses for the year ended December 31, 2023 of approximately $129.0 million. The aggregate increase of approximately $6.9 million in hotel operating expenses for the twelve months ended December 31, 2024, is directly related to the increase in hotel occupancy and gross revenue at ten of our properties, and reductions in hotel operating expenses at two properties of approximately $0.9 million.

Rooms expense at our properties for the year ended December 31, 2024 increased approximately $1.2 million, or 4.6%, to approximately $27.4 million compared to rooms expense of approximately $26.2 million for the year ended December 31, 2023. The increase in rooms expense for the year ended December 31, 2024, resulted from an aggregate increase of approximately $1.5 million from seven of our hotel properties, offset by a decrease of approximately $0.3 million from the remaining hotel properties.

Food and beverage expenses at our properties for the year ended December 31, 2024 increased approximately $1.2 million, or 5.0%, to approximately $25.4 million compared to food and beverage expense of approximately $24.2 million for the year ended December 31, 2023. The net increase in food and beverage expenses for the twelve months ended December 31, 2024, resulted from an aggregate increase of approximately $1.4 million, offset by a decrease of approximately $0.2 million from the remaining hotel properties.

Expenses from other operating departments increased approximately $0.4 million, or 4.4%, to approximately $9.4 million for the year ended December 31, 2024, compared to expenses from other operating departments of approximately $9.0 million for the year ended December 31, 2023. The increase in expenses from other operating departments for the twelve months ended December 31, 2024, resulted from aggregate increases at eight of our properties by approximately $0.6 million, which were offset by decreases in other operating expenses of approximately $0.2 million from four of our properties. These increases were seen mainly from bringing back parking servicing contractors.

Indirect expenses at our properties for the year ended December 31, 2024 increased approximately $3.2 million, or 4.6%, to approximately $72.8 million compared to indirect expenses of approximately $69.6 million for the year ended December 31, 2023. The increase in indirect expenses for the twelve months ended December 31, 2024, resulted from an aggregate increase in total indirect expenses of approximately $3.9 million from ten of our properties, offset by decreases of approximately $0.7 million.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2024 increased by approximately $0.6 million or 3.2%, to approximately $19.4 million, compared to depreciation and amortization expense of approximately $18.8 million for the year ended December 31, 2023.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2024 decreased approximately $0.3 million, or 4.1%, to approximately $6.8 million compared to corporate general and administrative expenses of approximately $7.1 million for the year ended December 31, 2023. The decrease in corporate general and administrative expenses was mainly due to decreases in professional fees and legal fees offset by an increase audit fees.

Interest Expense. Interest expense for the year ended December 31, 2024 increased approximately $3.3 million, or 18.7%, to approximately $20.9 million, compared to approximately $17.6 million of interest expense for the year ended December 31, 2023. The increase in interest expense for the twelve months ended December 31, 2024, was substantially related to the new mortgage obtained in early 2024 on the Hotel Alba, higher interest cost on the mortgage on the DoubleTree by Hilton Philadelphia as well as imputed interest on the finance lease obligation on the Hyatt Centric Arlington. An increase in interest expense was also realized on the new indebtedness in mid-2024, on the DoubleTree by Hilton Jacksonville Riverfront and The DeSoto.

Interest Income. Interest income for the year ended December 31, 2024, decreased approximately $0.1 million, or 13.6%, to approximately $0.7 million compared to approximately $0.8 million of interest income for the year ended December 31, 2023. The decrease in interest income for the twelve months ended December 31, 2024, was substantially related to decreases in cash balances receiving interest.

Loss on Early Extinguishment of Debt. The fiscal year 2024 loss relates to the refinancing of the Hotel Alba mortgage, resulting in a loss on early extinguishment of debt consisting of the unamortized origination costs, which totaled approximately $0.2 million for the twelve months ended December 31, 2024. No losses were recorded for the twelve months ended December 31, 2023.

Realized Gain on Hedging Activities. The realized gain on hedging activities during the twelve months ended December 31, 2024, was approximately $1.0 million, due to termination of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap.

Unrealized Loss on Hedging Activities. As of December 31, 2024, there was a new interest rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport with a fair value of approximately $0.4 million, which capped the interest rate down by 3.0%, with an unrealized loss on hedging activities of approximately $0.2 million. There was also an unrealized loss on the fair value of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap of approximately $0.7 million. These two aggregated losses of approximately $0.9 million for the twelve months ended December 31, 2024, compared to a loss of approximately $0.7 million during the twelve months ended December 31, 2023.

PPP Loan Forgiveness. During the year ended December 31, 2024, there were no other notifications of PPP Loan Forgiveness. During the year ended December 31, 2023, we received notification from our banks and the Small Business Administration that we received partial forgiveness on one of our unsecured notes, relating to the original PPP Loans we received in 2020. We received approximately $0.3 million PPP loan forgiveness, which includes principal forgiveness and the accrued interest on that portion of the loans.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets decreased approximately $0.9 million, to approximately $0.5 million for the year ended December 31, 2024 from approximately $1.4 million, for the year ended December 31, 2023. The gains were related to casualties at our properties in Savannah, Georgia, Arlington, Virginia, Jacksonville and Hollywood, Florida.

Income Tax Benefit (Provision). We had an income tax provision of approximately $0.1 million for the year ended December 31, 2024, compared to an income tax benefit of approximately $0.3 million, for the year ended 2023. MHI TRS realized an operating loss for each of the years ended December 31, 2024 and 2023, respectively.

Net Income. Net income for the year ended December 31, 2024 decreased approximately $2.6 million, or 69.0%, to approximately $1.2 million, compared to a net income of approximately $3.8 million for the year ended December 31, 2023, as a result of the operating results discussed above.

Distributions to Preferred Stockholders. During the year ended December 31, 2024, we accounted for undeclared distributions to preferred stockholders of approximately $8.0 million, compared to undeclared distributions to preferred stockholders of approximately $8.0 million for the year ended December 31, 2023.

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

Room revenues at our properties for the year ended December 31, 2023 increased approximately $5.1 million, or 4.7%, to approximately $114.7 million compared to room revenues for the year ended December 31, 2022 of approximately $109.6 million. Eight of our properties experiencing increased room revenue offset by a decrease of approximately $2.3 million as a result of the sales of the Sheraton Louisville Riverside in Jeffersonville, Indiana, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in Raleigh, North Carolina, in June 2022.

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

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, with a net aggregate increase of approximately $9.4 million, or 7.9%, for the year ended December 31, 2023, to approximately $129.0 million compared to hotel operating expenses for the year ended December 31, 2022 of approximately $119.6 million. The increases of approximately $12.9 million in hotel operating expenses for the twelve months ended December 31, 2023, are directly related to the increase in hotel occupancy and gross revenue at ten of our properties, which was partially offset by approximately $2.4 million of decreases, with the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University, in June 2022; and reductions in hotel operating expenses at two properties of approximately $1.1 million.

Rooms expense at our properties for the year ended December 31, 2023 increased approximately $0.4 million, or 1.5%, to approximately $26.2 million compared to rooms expense of approximately $25.8 million for the year ended December 31, 2022. The net aggregate increase in rooms expense for the year ended December 31, 2023, resulted from increases of approximately $1.6 million from eight of our properties, offset by decreases of approximately $0.6 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina and decreases at the other two properties by approximately $0.6 million.

Food and beverage expenses at our properties for the year ended December 31, 2023 increased approximately $4.5 million, or 22.7%, to approximately $24.2 million compared to food and beverage expense of approximately $19.7 million for the year ended December 31, 2022. The net aggregate increase in food and beverage expenses for the twelve months ended December 31, 2023, resulted from increases of approximately $4.7 million, offset by a decrease of approximately $0.2 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina.

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

Net Income. Net income for the year ended December 31, 2023 decreased approximately $30.2 million, or 88.8%, to approximately $3.8 million, compared to a net income of approximately $34.0 million for the year ended December 31, 2022, as a result of the operating results discussed above.

Distributions to Preferred Stockholders. During the year ended December 31, 2023, we accounted for undeclared distributions to preferred stockholders of approximately $8.0 million, compared to undeclared distributions to preferred stockholders of approximately $7.6 million for the year ended December 31, 2022.

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage or other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of December 31, 2024, we had unrestricted cash of approximately $7.3 million and restricted cash of approximately $21.4 million. Our net increase in cash for the year ended December 31, 2024 was approximately $2.5 million, generally consisting of net cash flow used in hotel operations. The positive cash flow from operations during the year was due to the increase in occupancy at our hotels as a result of increases in transient consumers, group business, and other business travel.

Operating Activities. Our cash provided by operating activities for the year ended December 31, 2024, was approximately $25.9 million. Our cash provided by operating activities for the year ended December 31, 2023 was approximately $21.4 million. Our cash provided by operating activities for the year ended December 31, 2022 was approximately $6.7 million. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the year ended December 31, 2024 was approximately $14.1 million. Of this amount approximately $14.6 million was used for capital expenditures, including the replacement and refurbishment of furniture, fixtures and equipment offset by insurance proceeds of approximately $0.5 million. Our cash used in investing activities for the year ended December 31, 2023 was approximately $6.7 million. Of this amount approximately $8.2 million was used for capital expenditures, including the replacement and refurbishment of furniture, fixtures and equipment offset by insurance proceeds of approximately $1.3 million. Cash provided by investing activities for the year ended December 31, 2022, was approximately $46.7 million. Of this amount approximately $10.9 million came from the sale of Sheraton Louisville Riverside property and approximately $41.5 million came from the sale of the DoubleTree by Hilton Raleigh Brownstone University property and we used approximately $8.0 million on capital expenditures, which was offset by insurance proceeds of approximately $2.2 million.

Financing Activities. Our cash used in financing activities for the year ended December 31, 2024, was approximately $9.3 million. During the year ended December 31, 2024, the Company and Operating Partnership received proceeds of $66.3 million from the refinance of the DoubleTree by Hilton Philadelphia and the Hotel Alba mortgage loans, made scheduled principal payments on its mortgages of approximately $65.0 million, paid approximately $1.7 million in deferred financing costs, and made scheduled principal payments of approximately $0.9 million on its unsecured notes. We received a redemption payment from the interest rate swap on the refinance of the Hotel Alba mortgage loan for approximately $1.0 million. We also paid distributions to preferred stockholders in the amount of approximately $8.0 million. Our cash used in financing activities for the year ended December 31, 2023, was approximately $15.8 million. During the year ended December 31, 2023, the Company and Operating Partnership received proceeds of $2.7 million from the refinance of the DoubleTree by Hilton Laurel mortgage loan, made scheduled principal payments on its mortgages of approximately $7.3 million, paid approximately $0.5 million in deferred financing costs, and made scheduled principal payments of approximately $0.7 million on its unsecured notes. We also paid distributions to preferred stockholders in the amount of approximately $10.0 million. Our cash used in financing activities for the year ended December 31, 2022, was approximately $51.6 million. During the year ended December 31, 2022, the Company and Operating Partnership received proceeds of $7.8 million from the refinance of the mortgage loan on the Hotel Alba, made scheduled principal payments on its mortgages of approximately $9.3 million including the repayment of principal payments deferred during the COVID-19 pandemic, as well as approximately $29.2 million in principal payments related to the sale of the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone University. In addition, the Company extinguished debt on its Secured Notes of $20.0 million and paid approximately $0.4 million in deferred financing costs. We also paid approximately $0.5 million to reduce the principal balance outstanding of unsecured notes.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. We expect total capital expenditures for 2025 to be approximately $7.2 million.

We expect a substantial portion of our capital expenditures for the routine replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to most of our hotels. We deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall, Hotel Alba, and the Georgian Terrace, as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington on a monthly basis.

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

In October 2024, we renewed the franchise license for the DoubleTree by Hilton Philadelphia Airport, subject to a product improvement plan. We expect total capital expenditures related to the renovation of that property of approximately $11.5 million as a condition to the renewal of our franchise license. On April 29, 2024, coincident with the extension of the mortgage loan, we placed $5.0 million into a reserve account to partially fund the renovation. In addition, provided we meet certain financial covenants, we expect the release of $1.2 million of other reserves in additional funding on or after June 30, 2025. The remainder of the capital expenditures will be funded out of working capital. As of December 31, 2024, we had incurred costs totaling approximately $2.7 million.

We expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to the renewal of our franchise license. On July 8, 2024, in conjunction with the refinance of the mortgage with Fifth Third Bank, N.A., we secured additional funding of $9.49 million to partially fund the product improvement plan. The remainder of the capital expenditures will be funded out of working capital. As of December 31, 2024, we had incurred costs totaling approximately $0.4 million.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents and restricted cash of approximately $28.7 million, of which approximately $21.4 million was in restricted reserve accounts for cash collateral, capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or secured notes).

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

On April 29, 2024, we entered into a loan amendment to amend the existing mortgage on the DoubleTree by Hilton Philadelphia Airport hotel with the existing lender, TD Bank, N.A. Pursuant to the amended loan documents, the mortgage loan extended the maturity to April 29, 2026, continues to carry a floating interest rate of SOFR plus 3.50% and requires payments of interest only. Concurrent with the execution of the loan amendment, we made a principal payment of $3.0 million; funded $0.3 million to the interest reserve escrow, bringing the balance in the interest reserve escrow account to $1.3 million; funded $5.0 million into a product improvement plan ("PIP") reserve account; and provided $1.7 million in additional cash collateral. Assuming we maintain compliance with certain financial covenants, $1.2 million of cash collateral can be released into the PIP reserve account as early as June 30, 2025. On May 3, 2024, we entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on May 1, 2026.

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

On August 14, 2024, we secured a $5.0 million second mortgage loan on The DeSoto hotel located in Savannah, Georgia with MONY Life Insurance Company. The loan has a maturity date of July 1, 2026, and requires level payments of principal and interest at a fixed interest rate of 7.50% and amortizing on a 25-year schedule. The proceeds of the loan were used for working capital.

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) and guarantor’s liquidity covenant under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront, for which we have received waivers.

In June 2025, the mortgage on The Georgian Terrace in Atlanta, Georgia matures. We intend to refinance the mortgage but may be required to reduce the level of indebtedness by an amount of up to $4.1 million based upon anticipated financial performance of the property and anticipated market conditions.

In October 2025, the mortgage on the DoubleTree Resort by Hilton Hollywood Beach matures. We intend to refinance the mortgage but may be required to reduce the level of indebtedness by an amount of up to $11.4 million based upon anticipated financial performance of the property and anticipated market conditions. We intend to fund these reductions of indebtedness out of working capital.

In April and July 2026, the mortgages on the DoubleTree by Hilton Philadelphia Airport and The DeSoto, respectively, mature. We intend to optimize the proceeds of the refinance of these mortgages to fund working capital and may choose to refinance the mortgages significantly in advance of their maturity.

Mortgage Debt

As of December 31, 2024, we had a principal mortgage debt balance of approximately $316.5 million. The following table sets forth our mortgage debt obligations on our hotels:

	December 31,	Prepayment	Maturity	Amortization
Property	2024	Penalties	Date	Provisions	Interest Rate
The DeSoto (1)	$29,236,795	Yes	7/1/2026	25 years	4.25%
The DeSoto (2)	4,982,794	Yes	7/1/2026	25 years	7.50%
DoubleTree by Hilton Jacksonville Riverfront (3)	26,056,500	None	7/8/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (4)	10,000,000	(4)	5/6/2028	(4)	7.35%
DoubleTree by Hilton Philadelphia Airport (5)	35,915,488	None	4/29/2026	(5)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (6)	50,211,533	(6)	10/1/2025	30 years	4.91%
Georgian Terrace (7)	38,375,095	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	35,000,000	(8)	3/6/2029	(8)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	29,770,045	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	45,317,273	Yes	10/1/2028	30 years	5.25%
The Whitehall (11)	13,777,078	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	318,642,601
Deferred financing costs, net	(2,144,656)
Unamortized premium on loan	18,203
Total Mortgage Loans, Net	$316,516,148

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

Financial Covenants

Mortgage Loans

Our mortgage loan agreements contain various financial covenants directly related to the financial performance of the collateralized properties. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, disruption caused by renovation activity, major weather disturbances, as well as general economic conditions.

As described in “Liquidity and Capital Resources,” as of December 31, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront for which we have received a waiver.

Certain of our loan agreements contain “cash trap” provisions that may be triggered if the performance of our hotels declines below a certain threshold. At December 31, 2024, we continued to meet the provisions under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach, which require substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2024, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$364,947	$109,865	$122,359	$132,723	$-
Unsecured notes	659	659	-	-	-
Ground, building, parking garage, office and equipment leases	13,187	631	1,185	1,139	10,232
Totals	$378,793	$111,155	$123,544	$133,862	$10,232
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

On January 28, 2025, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of February 28, 2025 and a payment date of March 14, 2025.

As of December 31, 2024, the amount of cumulative unpaid dividends on our outstanding preferred shares was approximately $21.9 million and the aggregate liquidation preference with respect to our outstanding preferred shares was approximately $121.3 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

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

No impairment loss was recognized for the years ended December 31, 2024 and December 31, 2023, respectively.

Income Taxes. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2024, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of December 31, 2024 and 2023, deferred tax assets each totaled $0, respectively.

As of December 31, 2024, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2014 through 2023. In addition, as of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2017 and 2019 through 2023.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2024, 2023, and 2022.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Net income	$1,179,854	$3,809,711	$33,959,848
Depreciation and amortization - real estate	19,321,684	18,735,804	18,593,359
Loss (gain) on disposal of assets	(4,400)	(4,700)	636,198
Gain on sale of hotel properties	—	—	(30,053,977)
Distributions to preferred stockholders	(7,977,250)	(7,977,250)	(7,634,219)
Gain on involuntary conversion of asset	(502,808)	(1,371,041)	(1,763,320)
FFO attributable to common stockholders and unitholders	$12,017,080	$13,192,524	$13,737,889
Amortization	59,222	52,944	56,977
ESOP and stock - based compensation	497,500	559,220	998,424
Unrealized loss (gain) on hedging activities	937,783	737,682	(2,918,207)
Negative lease amortization	536,758	—	—
Loss on early debt extinguishment	241,878	—	5,944,881
Adjusted FFO attributable to common stockholders and unitholders	$14,290,221	$14,542,370	$17,819,964

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early debt extinguishment, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the years ended December 31, 2024, 2023, and 2022.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Net income	$1,179,854	$3,809,711	$33,959,848
Interest expense	20,882,681	17,588,091	19,772,802
Interest income	(692,756)	(802,183)	(189,291)
Income tax provision	132,491	(304,947)	522,355
Depreciation and amortization	19,380,906	18,788,748	18,650,336
Impairment of investment in hotel properties, net	—	—	—
Realized and unrealized (gain) loss on hedging activities	(104,211)	737,682	(2,918,207)
Loss on early debt extinguishment	241,878	—	5,944,881
Gain on sale of hotel properties	—	—	(30,053,977)
Loss (gain) on disposal of assets	(4,400)	(4,700)	636,198
PPP loan forgiveness	—	(275,494)	(4,720,278)
Other income	(489,267)	(456,388)	—
Gain on involuntary conversion of asset	(502,808)	(1,371,041)	(1,763,320)
Corporate general and administrative expenses	6,788,460	7,078,222	6,621,221
Hotel EBITDA	$46,812,828	$44,787,701	$46,462,568

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

As of December 31, 2024, we had approximately $243.6 million of fixed-rate debt, including the mortgage on our Hotel Alba Tampa, Tapestry Collection by Hilton, which is fixed by an interest rate swap to 8.49% and the PPP Loans of $0.7 million, with a fixed rate of 1.0% and approximately $75.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.39%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically changes in the 1-month SOFR and in Prime Rate, except for a $26.0 million portion of the mortgage on the DoubleTree by Hilton Philadelphia which is subject to a cap on SOFR of 3.00%. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania, Jacksonville, Florida and Houston, Texas hotels remains at approximately $75.7 million, the balance at December 31, 2024, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month SOFR and the Prime Rate, would be approximately $0.5 million.

As of December 31, 2023, we had approximately $266.0 million of fixed-rate debt, including the mortgage on our Hotel Alba Tampa, Tapestry Collection by Hilton, which is fixed by an interest rate swap to 5.576% and the PPP Loans of $1.5 million, with a fixed rate of 1.0% and approximately $52.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.87%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month SOFR and in Prime Rate. Assuming that the aggregate amounts outstanding on the mortgage on The Whitehall remains at approximately $14.0 million and the mortgage on the DoubleTree by Hilton Philadelphia Airport remains at approximately $38.9 million, the balance at December 31, 2023, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month SOFR and in Prime Rate, would be approximately $0.4 million.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by COSO in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2024, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report (or information will be provided by amendment to this Form 10-K).

Item 10. Information about our Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the sections captioned “Proposal I - Election of Directors” and “Delinquent Section 16(a) Reports” contained in the Company’s 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report (or information will be provided by amendment to this Form 10-K).

The Company has adopted an insider trading policy, filed as Exhibit 19.1 to this Annual Report. The Company's board of directors reviews the insider trading policy annually.

Code of Ethics

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report (or information will be provided by amendment to this Form 10-K).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information required by this item is incorporated by reference to the section captioned “Principal Holders” contained in the Company’s 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report (or information will be provided by amendment to this Form 10-K).

(b) SECURITY OWNERSHIP OF MANAGEMENT

The information required by this item is incorporated by reference to the section captioned “Principal Holders” contained in the Company’s 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report (or information will be provided by amendment to this Form 10-K).

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2024 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2022 Plan (1)	N/A	N/A	1,395,972
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	1,395,972

1.
The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock.

On January 18, 2024, we granted (i) 139,610 shares of common stock to our officers and employees, and (ii) 12,750 shares of restricted common stock to our independent directors, all of which vested on December 31, 2024 but for a grant of 750 shares to one director, which vested on April 30, 2024.

On January 2, 2025, we granted (i) 260,000 shares of common stock to our officers and employees; (ii) 15,000 shares of restricted common stock to our independent directors, all of which will vest on December 31, 2025; and (iii) 2,250 shares of common stock to one of our directors for their service in 2024. These shares are included in the number of securities remaining available for future issuance as of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Proposal I - Election of Directors” contained in the Company’s 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report (or information will be provided by amendment to this Form 10-K).

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II - Ratification of Appointment of Accountants” contained in the Company’s 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report (or information will be provided by amendment to this Form 10-K).

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

4.4	Description of Registered Securities. **

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

10.16

Sotherly Hotels Inc. 2022 Long-Term Incentive Plan (incorporated by reference to the document previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 2022). *

10.17

Amendment to Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.18

Amendment to Employment Agreement between Sotherly Hotels Inc. and David R. Folsom, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.19

Amendment to Employment Agreement between Sotherly Hotels Inc. and Scott M. Kucinski, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.20

Amendment to Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.21

Second Amendment to Employment Agreement between Sotherly Hotels Inc. and Robert E. Kirkland IV, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.22

Amended and Restated Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, and Our Town Hospitality LLC, dated November 6, 2024 (incorporated by reference to the document previously filed as Exhibit 10.22 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2024).

10.23	Form of Indemnification Agreement between Sotherly Hotels Inc. and its directors, officers, and certain employees. * **

19.1	Sotherly Hotels Inc. Insider Trading Policy. **

21.1	List of Subsidiaries of Sotherly Hotels Inc. **

21.2	List of Subsidiaries of Sotherly Hotels LP. **

23.1	Consent of Forvis Mazars, LLP. **

23.2	Consent of Forvis Mazars, LLP. **

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibits
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002. (+)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002. (+)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002. (+)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002. (+)

97.1

Executive Officer Incentive Compensation Recovery Policy (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes management contract and/or compensatory plan/arrangement.

** Filed herewith.

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

Date: March 31, 2025

SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors	March 31, 2025

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director	March 31, 2025

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 31, 2025

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer	March 31, 2025

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 31, 2025

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director	March 31, 2025

/s/ WALTER S. ROBERTSON III Walter S. Robertson III	Director	March 31, 2025

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 31, 2025

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 31, 2025

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors of the General Partner	March 31, 2025

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director of the General Partner	March 31, 2025

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 31, 2025

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer of the General Partner	March 31, 2025

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 31, 2025

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director of the General Partner	March 31, 2025

/s/ WALTER S. ROBERTSON III Walter S. Robertson III	Director of the General Partner	March 31, 2025

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 31, 2025

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Investments in Hotel Properties

As of December 31, 2024, Investment in Hotel Properties was $372.4 million. As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset and the carrying amount exceeds its fair market value, an adjustment to reduce the carrying amount to the related hotel property’s fair market value would be recorded and an impairment loss recognized.

We identified the Company’s evaluation of hotel properties for impairment as a critical audit matter. Identifying and evaluating the Company’s judgements about events or changes in circumstances that indicate the carrying amount of a hotel property may not be recoverable involved a high degree of auditor judgement. The primary procedures we performed to address this critical audit matter included the following:

•
Obtained an understanding and evaluated the design and implementation of relevant controls over the evaluation of potential events or circumstances that may indicate the carrying value of the investment in hotel properties may not be recoverable.
•
Evaluated management’s assessment of potential impairment indicators on all hotel properties, including current and forecasted performance of the hotel properties, general market and economic conditions, relevant industry data, and management’s investment strategy related to its hotel properties.
•
Retrospectively reviewed results of estimates included in the prior year recoverability test over all hotel properties to evaluate the reasonableness and assumptions supporting management’s estimates.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2016

Jacksonville, Florida

March 31, 2025

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023

ASSETS
Investment in hotel properties, net	$372,376,626	$354,919,106
Cash and cash equivalents	7,327,880	17,101,993
Restricted cash	21,382,595	9,134,347
Accounts receivable, net	7,525,356	5,945,724
Prepaid expenses, inventory and other assets	5,763,463	6,342,310
TOTAL ASSETS	$414,375,920	$393,443,480
LIABILITIES
Mortgage loans, net	$316,516,148	$315,989,194
Unsecured notes	658,766	1,536,809
Finance lease liabilities	23,201,751	—
Accounts payable and accrued liabilities	26,577,504	23,315,677
Advance deposits	3,734,825	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$372,777,154	$345,544,821
Commitments and contingencies	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at December 31, 2024 and December 31, 2023, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at December 31, 2024 and December 31, 2023, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at December 31, 2024 and December 31, 2023, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 19,849,165 shares issued and outstanding at December 31, 2024 and 19,696,805 shares issued and outstanding at December 31, 2023.	198,492	196,968
Additional paid-in capital	175,372,798	175,779,222
Unearned ESOP shares	(862,107)	(1,764,507)
Distributions in excess of retained earnings	(131,695,891)	(125,021,013)
Total Sotherly Hotels Inc. stockholders’ equity	43,053,025	49,230,403
Noncontrolling interest	(1,454,259)	(1,331,744)
TOTAL EQUITY	41,598,766	47,898,659
TOTAL LIABILITIES AND EQUITY	$414,375,920	$393,443,480

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022

REVENUE
Rooms department	$119,079,903	$114,748,834	$109,553,906
Food and beverage department	36,626,906	35,231,959	29,556,213
Other operating departments	26,187,478	23,857,264	26,967,185
Total revenue	181,894,287	173,838,057	166,077,304
EXPENSES
Hotel operating expenses
Rooms department	27,376,330	26,177,539	25,782,888
Food and beverage department	25,429,218	24,211,133	19,724,225
Other operating departments	9,428,889	9,031,960	9,296,056
Indirect	72,847,022	69,629,724	64,811,567
Total hotel operating expenses	135,081,459	129,050,356	119,614,736
Depreciation and amortization	19,380,906	18,788,748	18,650,336
(Gain) loss on disposal of assets	(4,400)	(4,700)	636,198
Corporate general and administrative	6,788,460	7,078,222	6,621,221
Total operating expenses	161,246,425	154,912,626	145,522,491
NET OPERATING INCOME	20,647,862	18,925,431	20,554,813
Other income (expense)
Interest expense	(20,882,681)	(17,588,091)	(19,772,802)
Interest income	692,756	802,183	189,291
Other income	489,267	456,388	—
Loss on early extinguishment of debt	(241,878)	—	(5,944,881)
Realized gain on hedging activities	1,041,994	—	—
Unrealized gain (loss) on hedging activities	(937,783)	(737,682)	2,918,207
PPP loan forgiveness	—	275,494	4,720,278
Gain on sale of assets	—	—	30,053,977
Gain on involuntary conversion of assets	502,808	1,371,041	1,763,320
Net income before income taxes	1,312,345	3,504,764	34,482,203
Income tax (provision) benefit	(132,491)	304,947	(522,355)
Net income	1,179,854	3,809,711	33,959,848
Add: Net income (loss) attributable to noncontrolling interest	122,515	131,710	(1,423,327)
Net income attributable to the Company	1,302,369	3,941,421	32,536,521
Undeclared distributions to preferred stockholders	(7,977,250)	(7,977,250)	(7,634,219)
Gain on extinguishment of preferred stock	—	—	64,518
Net (loss) income attributable to common stockholders	$(6,674,881)	$(4,035,829)	$24,966,820
Net (loss) income per share attributable to common stockholders:
Basic and diluted	$(0.34)	$(0.22)	$1.40
Weighted average number of common shares outstanding
Basic and diluted	19,417,448	18,843,032	17,802,772

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net income	—	—	—	—	—	—	32,536,521	1,423,327	33,959,848
Issuance of common stock awards	—	—	395,086	3,951	794,735	—	—	—	798,686
Conversion of units in Operating Partnership to shares of common stock	—	—	308,532	3,085	(2,605,108)	—	—	2,602,023	—
Amortization of ESOP shares	—	—	—	—	(355,306)	482,264	—	—	126,958
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Extinguishment of preferred stock	(86,300)	(863)	806,849	8,069	52,315	—	—	—	59,521
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	3,941,421	(131,710)	3,809,711
Issuance of common stock awards	—	—	284,278	2,843	222,543	—	—	—	225,386
Conversion of units in Operating Partnership to shares of common stock	—	—	461,002	4,610	461,846	—	—	(466,456)	—
Amortization of ESOP shares	—	—	—	—	(664,730)	836,627	—	—	171,897
Amortization of restricted stock award	—	—	—	—	148,193	—	—	—	148,193
Dividends and distributions declared	—	—	—	—	—	—	(7,977,251)	—	(7,977,251)
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659
Net income	—	—	—	—	—	—	1,302,369	(122,515)	1,179,854
Issuance of common stock awards	—	—	152,360	1,524	203,400	—	—	—	204,924
Amortization of ESOP shares	—	—	—	—	(776,905)	902,400	—	—	125,495
Amortization of restricted stock award	—	—	—	—	167,081	—	—	—	167,081
Dividends and distributions declared	—	—	—	—	—	—	(7,977,247)	—	(7,977,247)
Balances at December 31, 2024	3,973,310	$39,733	19,849,165	$198,492	$175,372,798	$(862,107)	$(131,695,891)	$(1,454,259)	$41,598,766

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
Cash flows from operating activities:
Net income	$1,179,854	$3,809,711	$33,959,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,380,906	18,788,748	18,650,336
Amortization of deferred financing costs	745,409	598,237	1,293,092
Amortization of deferred lease expense	423,382	—	—
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Amortization of finance lease liabilities	536,758	—	—
Gain on involuntary conversion of assets	(502,808)	(1,371,041)	(1,763,320)
Unrealized loss on hedging activities	937,783	737,682	(2,918,207)
Loss on early extinguishment of debt	241,878	—	5,944,881
PPP loan forgiveness	—	(275,494)	(4,720,278)
Gain on sale of assets	—	—	(30,053,977)
(Gain) loss on disposal of assets	(4,400)	(4,700)	633,803
ESOP and stock - based compensation	497,500	559,220	998,424
Changes in assets and liabilities:
Accounts receivable	(1,579,632)	(42,453)	(1,439,886)
Prepaid expenses, inventory and other assets	429,109	1,824,607	(1,597,055)
Accounts payable and other accrued liabilities	2,508,244	(3,581,342)	(12,984,231)
Advance deposits	1,119,844	381,968	680,071
Net cash provided by operating activities	25,889,146	21,400,462	6,658,820
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	—	52,403,981
Improvements and additions to hotel properties	(14,648,934)	(8,181,496)	(7,964,630)
Proceeds from involuntary conversion	502,808	1,312,675	2,180,489
Proceeds from sale of assets	4,400	141,952	35,327
Net cash used in investing activities	(14,141,726)	(6,726,869)	46,655,167
Cash flows from financing activities:
Proceeds from mortgage loans	66,250,000	2,715,833	7,777,475
Redemption of interest rate swap	965,000	—	—
Payments on mortgage loans	(64,961,688)	(7,256,859)	(38,507,799)
Payments on secured notes	—	—	(20,000,000)
Payments on unsecured notes	(878,043)	(740,857)	(461,181)
Purchase of interest rate cap	(916,000)	—	—
Payments on finance lease liabilities	(31,339)	—	—
Payments of deferred financing costs	(1,723,964)	(525,437)	(359,389)
Preferred dividends paid	(7,977,251)	(9,971,563)	—
Net cash used in financing activities	(9,273,285)	(15,778,883)	(51,550,894)
Net increase in cash, cash equivalents and restricted cash	2,474,135	(1,105,290)	1,763,093
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630	25,578,537
Cash, cash equivalents and restricted cash at the end of the period	$28,710,475	$26,236,340	$27,341,630

Supplemental disclosures:
Cash paid during the period for interest	$20,375,075	$17,084,338	$23,277,738
Cash paid during the period for income taxes	$158,789	$164,450	$26,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,135,237	$1,013,605	$1,139,467
Operating cash flows for finance leases	$85,491	$4,486	$-
Financing cash flows for finance leases	$31,339	$9,070	$-
Non-cash investing and financing activities:
Accrued capital expenditures	$165,566	$(471,661)	$56,914
Remeasurement of finance lease asset and liability	$22,352,075	$-	$-
Acquisition of finance lease assets and liabilities	$241,978	$63,424	$-

	2024	2023	2022
Cash and cash equivalents	$7,327,880	$17,101,993	$21,918,680
Restricted cash	21,382,595	9,134,347	5,422,950
Cash, cash equivalents and restricted cash at the end of the period	$28,710,475	$26,236,340	$27,341,630

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner

Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Investments in Hotel Properties

As of December 31, 2024, Investment in Hotel Properties was $372.4 million. As discussed in Note 2 and Note 3 to the consolidated financial statements, the Partnership assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset and the carrying amount exceeds its fair market value, an adjustment to reduce the carrying amount to the related hotel property’s fair market value would be recorded and an impairment loss recognized.

We identified the Partnership’s evaluation of hotel properties for impairment as a critical audit matter. Identifying and evaluating the Partnership’s judgements about events or changes in circumstances that indicate the carrying amount of a hotel property may not be recoverable involved a high degree of auditor judgement. The primary procedures we performed to address this critical audit matter included the following:

•
Obtained an understanding and evaluated the design and implementation of relevant controls over the evaluation of potential events or circumstances that may indicate the carrying value of the investment in hotel properties may not be recoverable.
•
Evaluated management’s assessment of potential impairment indicators on all hotel properties, including current and forecasted performance of the hotel properties, general market and economic conditions, relevant industry data, and management’s investment strategy related to its hotel properties.
•
Retrospectively reviewed results of estimates included in the prior year recoverability test over all hotel properties to evaluate the reasonableness and assumptions supporting management’s estimates.

/s/ Forvis Mazars, LLP

We have served as the Partnership’s auditor since 2016.

Jacksonville, Florida

March 31, 2025

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
ASSETS
Investment in hotel properties, net	$372,376,626	$354,919,106
Cash and cash equivalents	7,327,880	17,101,993
Restricted cash	21,382,595	9,134,347
Accounts receivable, net	7,525,356	5,945,724
Loan receivable - affiliate	807,160	1,744,532
Prepaid expenses, inventory and other assets	5,763,463	6,342,310
TOTAL ASSETS	$415,183,080	$395,188,012
LIABILITIES
Mortgage loans, net	$316,516,148	$315,989,194
Unsecured notes, net	658,766	1,536,809
Finance lease liabilities	23,201,751	—
Accounts payable and other accrued liabilities	26,577,504	23,315,677
Advance deposits	3,734,825	2,614,981
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$372,777,154	$345,544,821

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at December 31, 2024 and December 31, 2023, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, at December 31, 2024 and December 31, 2023, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, at December 31, 2024 and December 31, 2023, respectively.	27,504,901	27,504,901

General Partner: 206,744 units and 205,220 units issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	(234,736)	(171,830)
Limited Partners: 20,006,607 units and 19,855,771 units issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	(50,780,103)	(43,605,744)
TOTAL PARTNERS’ CAPITAL	42,405,926	49,643,191
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$415,183,080	$395,188,012

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022

REVENUE
Rooms department	$119,079,903	$114,748,834	$109,553,906
Food and beverage department	36,626,906	35,231,959	29,556,213
Other operating departments	26,187,478	23,857,264	26,967,185
Total revenue	181,894,287	173,838,057	166,077,304
EXPENSES
Hotel operating expenses
Rooms department	27,376,330	26,177,539	25,782,888
Food and beverage department	25,429,218	24,211,133	19,724,225
Other operating departments	9,428,889	9,031,960	9,296,056
Indirect	72,847,022	69,629,724	64,811,567
Total hotel operating expenses	135,081,459	129,050,356	119,614,736
Depreciation and amortization	19,380,906	18,788,748	18,650,336
(Gain) loss on disposal of assets	(4,400)	(4,700)	636,198
Corporate general and administrative	6,788,460	7,078,222	6,621,221
Total operating expenses	161,246,425	154,912,626	145,522,491
NET OPERATING INCOME	20,647,862	18,925,431	20,554,813
Other income (expense)
Interest expense	(20,882,681)	(17,588,091)	(19,772,802)
Interest income	692,756	802,183	189,291
Other income	489,267	456,388	—
Loss on early extinguishment of debt	(241,878)	—	(5,944,881)
Realized gain on hedging activities	1,041,994	—	—
Unrealized gain (loss) on hedging activities	(937,783)	(737,682)	2,918,207
PPP loan forgiveness	—	275,494	4,720,278
Gain on sale of assets	—	—	30,053,977
Gain on involuntary conversion of assets	502,808	1,371,041	1,763,320
Net income before income taxes	1,312,345	3,504,764	34,482,203
Income tax (provision) benefit	(132,491)	304,947	(522,355)
Net income	1,179,854	3,809,711	33,959,848
Undeclared distributions to preferred unit holders	(7,977,250)	(7,977,250)	(7,634,219)
Gain on extinguishment of preferred units	—	—	64,518
Net (loss) income attributable to general and limited partnership unit holders	$(6,797,396)	$(4,167,539)	$26,390,147
Net (loss) income attributable per general and limited partner unit:
Basic and diluted	$(0.34)	$(0.21)	$1.36
Weighted average number of general and limited partner units outstanding
Basic and diluted	19,997,274	19,808,602	19,266,320

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Issuance of partnership units	—	—	—	—	3,951	7,987	391,135	790,699	798,686
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(5,025)	—	(374,663)	(379,688)
Extinguishment of preferred units	(86,300)	(1,076,698)	(902,982)	(44,931)	8,068	20,495	798,781	2,063,637	59,521
Net income	—	—	—	—	—	339,598	—	33,620,250	33,959,848
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Issuance of partnership units	—	—	—	—	7,453	2,254	276,825	223,132	225,386
Amortization of restricted units award	—	—	—	—	—	1,482	—	146,711	148,193
Unit based compensation	—	—	—	—	—	(7,203)	—	(726,894)	(734,097)
Preferred units distributions declared	—	—	—	—	—	(79,773)	—	(7,897,478)	(7,977,251)
Net income	—	—	—	—	—	17,432	—	3,792,279	3,809,711
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191
Issuance of partnership units	—	—	—	—	1,524	2,049	150,836	202,875	204,924
Amortization of restricted units award	—	—	—	—	—	1,671	—	165,410	167,081
Unit based compensation	—	—	—	—	—	(8,119)	—	(803,758)	(811,877)
Preferred units distributions declared	—	—	—	—	—	(79,772)	—	(7,897,475)	(7,977,247)
Net income	—	—	—	—	—	21,265	—	1,158,589	1,179,854
Balances at December 31, 2024	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(234,736)	20,006,607	$(50,780,103)	$42,405,926

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022

Cash flows from operating activities:
Net income	$1,179,854	$3,809,711	$33,959,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,380,906	18,788,748	18,650,336
Amortization of deferred financing costs	745,409	598,237	1,293,092
Amortization of deferred lease expense	423,382	—	—
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Amortization of finance lease liabilities	536,758	—	—
Gain on involuntary conversion of assets	(502,808)	(1,371,041)	(1,763,320)
Unrealized loss on hedging activities	937,783	737,682	(2,918,207)
Loss on early extinguishment of debt	241,878	—	5,944,881
PPP loan forgiveness	—	(275,494)	(4,720,278)
Gain on sale of assets	—	—	(30,053,977)
(Gain) loss on disposal of assets	(4,400)	(4,700)	633,803
ESOP and unit - based compensation	(439,871)	(346,774)	491,778
Changes in assets and liabilities:
Accounts receivable	(1,579,632)	(42,453)	(1,439,886)
Prepaid expenses, inventory and other assets	429,109	1,824,607	(1,597,055)
Accounts payable and other accrued liabilities	2,508,244	(3,581,342)	(12,984,231)
Advance deposits	1,119,844	381,968	680,071
Net cash provided by operating activities	24,951,775	20,494,468	6,152,174
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	—	52,403,981
Improvements and additions to hotel properties	(14,648,934)	(8,181,496)	(7,964,630)
ESOP loan payments received	937,371	905,994	506,646
Proceeds from involuntary conversion	502,808	1,312,675	2,180,489
Proceeds from sale of assets	4,400	141,952	35,327
Net cash used in investing activities	(13,204,355)	(5,820,875)	47,161,813
Cash flows from financing activities:
Proceeds from mortgage loans	66,250,000	2,715,833	7,777,475
Redemption of interest rate swap	965,000	—	—
Payments on mortgage loans	(64,961,688)	(7,256,859)	(38,507,799)
Payments on secured notes	—	—	(20,000,000)
Payments on unsecured notes	(878,043)	(740,857)	(461,181)
Purchase of interest rate cap	(916,000)	—	—
Payments on finance lease liabilities	(31,339)	—	—
Payments of deferred financing costs	(1,723,964)	(525,437)	(359,389)
Preferred dividends paid	(7,977,251)	(9,971,563)	—
Net cash used in financing activities	(9,273,285)	(15,778,883)	(51,550,894)
Net increase in cash, cash equivalents and restricted cash	2,474,135	(1,105,290)	1,763,093
Cash, cash equivalents and restricted cash at the beginning of the period	26,236,340	27,341,630	25,578,537
Cash, cash equivalents and restricted cash at the end of the period	$28,710,475	$26,236,340	$27,341,630

Supplemental disclosures:
Cash paid during the period for interest	$20,375,075	$17,116,639	$23,157,605
Cash paid during the period for income taxes	$158,789	$164,450	$26,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,135,237	$1,013,605	$1,139,467
Operating cash flows for finance leases	$85,491	$4,486	$-
Financing cash flows for finance leases	$31,339	$9,070	$-
Non-cash investing and financing activities:
Accrued capital expenditures	$165,566	$(471,661)	$56,914
Remeasurement of finance lease asset and liability	$22,352,075	$-	$-
Acquisition of finance lease assets and liabilities	$241,978	$63,424	$-

	2024		2023		2022
Cash and cash equivalents	$7,327,880		$17,101,993		$21,918,680
Restricted cash	21,382,595		9,134,347		5,422,950
Cash, cash equivalents and restricted cash at the end of the period	$28,710,475	$-	$26,236,340	$-	$27,341,630

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of December 31, 2024, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2024, was approximately 98.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. For the years ended December 31, 2024, 2023, and 2022, the MHI TRS Entities engaged an eligible independent contractor, Our Town Hospitality, LLC (“Our Town”), to operate the hotels under individual hotel management contracts. MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. As of December 31, 2024, Our Town was the manager of each of our ten wholly-owned hotels and our two condominium hotel rental programs.

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

On December 31, 2020, the Company entered into the following agreements with KWHP SOHO, LLC ("KW") and MIG SOHO, LLC (together, the "Investors"): (i) a Note Purchase Agreement with the Investors; (ii) the Secured Notes; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements. These agreements constituted a transaction whereby the Investors purchased $20.0 million in Secured Notes (the "Secured Notes") from the Operating Partnership. On June 29, 2022, the Company satisfied and paid in full the Secured Notes.

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

On June 10, 2022, the Company closed the sale of the DoubleTree by Hilton Raleigh-Brownstone University hotel to CS Acquisition Vehicle, LLC for a purchase price of $42.0 million. The Company used approximately $18.6 million of the net cash proceeds from the sale of the hotel to repay the existing mortgage on the property and approximately $19.8 million of the net cash proceeds to repay a portion of the Secured Notes with the Investors as required by the terms of the Secured Notes. The Company used the remaining net cash proceeds for general corporate purposes. The Investors received approximately $19.8 million of the proceeds from the sale of the hotel, of which approximately $13.3 million was applied toward principal, approximately $6.3 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Additionally, the terms of the Secured Notes allowed for the release of a portion of the interest reserves in the amount of approximately $1.6 million, of which approximately $1.1 million was applied toward principal and approximately $0.5 million was applied toward the exit fee.

On June 28, 2022, the Company entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba Tampa with the existing lender, Fifth Third Bank. Pursuant to the amended loan documents, the amended mortgage loan: (i) has an increased principal balance of $25.0 million; (ii) includes an extended maturity date of June 30, 2025, which may be further extended for two additional periods of one year each, subject to certain conditions; (iii) bears a floating interest rate of SOFR plus 2.75%, subject to a floor rate of 2.75%; (iv) amortizes on a 25-year schedule and requires payments of monthly interest plus $40,600 monthly amortization payments; and (v) is guaranteed by the Operating Partnership up to $12.5 million, with the guaranty reducing to $6.25 million upon the successful achievement of certain performance milestones.

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

On May 4, 2023, the Company entered into loan documents to secure a $10.0 million mortgage loan on the DoubleTree by Hilton Laurel hotel located in Laurel, MD with Citi Real Estate Funding Inc. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $10.0 million; (ii) has a maturity date of May 6, 2028; (iii) carries a fixed interest rate of 7.35%; (iv)

requires payments of interest only; (v) cannot be prepaid until the last 4 months of the loan term; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan.

On February 7, 2024, the Company entered into loan documents to secure a $35.0 million mortgage loan on the Hotel Alba Tampa located in Tampa, Florida with Citi Real Estate Funding Inc. The Company received approximately $10.2 million in net proceeds. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $35.0 million; (ii) has a 5 year term maturing on March 6, 2029; (iii) carries a fixed interest rate of 8.49%; (iv) requires payments of interest only; (v) is guaranteed by the Operating Partnership only for traditional “bad boy” acts; (vi) cannot be prepaid until the last four months of the term; and (vii) contains customary representations, warranties, covenants and events of default for a mortgage loan.

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

On July 8, 2024, the Company secured an approximately $26.3 million mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront hotel located in Jacksonville, Florida with Fifth Third Bank, N.A. The loan provides for an additional approximately $9.5 million available to fund a product improvement plan at the hotel; matures on July 8, 2029; and requires monthly payments of interest at a floating interest rate of SOFR plus 3.00% plus principal of $38,700.

On August 14, 2024, the Company secured a $5.0 million second mortgage loan on The DeSoto hotel located in Savannah, Georgia with MONY Life Insurance Company. The loan has a maturity date of July 1, 2026 and requires level payments of principal and interest at a fixed interest rate of 7.50% and amortizing on a 25-year schedule. Proceeds of the loan were used for working capital.

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

The Company recognized no impairment losses for the years ended December 31, 2024 and 2023.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2024 and 2023, were approximately $311,753 and $195,988, respectively. Amortization expense for the years ended December 31, 2024, 2023, and 2022, was $44,235, $45,050 and $48,852, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were two non-recurring or infrequent asset valuations and no non-recurring liabilities for fair value measurements as of December 31, 2024 and 2023, respectively):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate swap(1)	$—	$—	$627,676	$627,676

Interest-rate cap(2)	$379,433	$379,433	$—	$—

Financial Liabilities
Mortgage loans(3)	$(316,516,148)	$(315,981,358)	$(315,989,194)	$(303,949,790)

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
(3)
Mortgage loans had a carrying value on our Consolidated Balance Sheets of $316,516,148 and $315,989,194, as of December 31, 2024 and December 31, 2023, respectively.

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

Certain ancillary services are provided by third parties and the Company assessed whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the gross commission earned from the third party. If the Company is the principal, the Company recognizes based upon the gross sales price. With respect to the hotel condominium rental programs the Company operates at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, the Company has determined that it is an agent and recognizes revenue based on its share of revenue earned under the rental agency agreement.

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2024, we determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences; therefore, a 100% valuation allowance is required. As of December 31, 2024 and 2023, deferred tax assets each totaled $0.

As of December 31, 2024, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2023. In addition, as of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2023.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2024, the Company has made cumulative stock awards totaling 604,028 shares, of which 232,750 were originally restricted. As of December 31, 2024, there were 123,000 restricted shares and 481,028 non-restricted shares. Total stock-based compensation cost recognized under the 2013 Plan and 2022 Plan for the years ended December 31, 2024, 2023, and 2022 was $372,005, $373,579 and $871,466, respectively. No performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.de

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permitted the grant of stock options, restricted stock and performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2024, no performance-based stock awards have been granted. The Company made cumulative stock awards totaling 745,160 shares, of which 316,333 were originally restricted. As of December 31, 2024, there were 745,160 non-restricted shares issued to certain executives, directors and employees. All awards have vested. The remaining 4,840 shares have been deregistered.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the years ended December 31, 2024, 2023, and 2022 the ESOP compensation cost was $125,497, $171,896 and $126,958, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as the change in additional paid-in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs, including digital advertising, were approximately $2.8 million, $2.7 million and $2.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively and are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2024, 2023, and 2022, for $1,500,000, $230,256, and $62,010, respectively. The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – The Company record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2024, 2023, and 2022, we recognized approximately $0.5 million, $1.4 million and $1.8 million, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – The Company allocates resources and assesses operating performance based on individual hotel properties. The Company considers each of our hotel properties to be an operating segment, but combines each operating segment into one reportable segment: investment in hotel properties.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The adoption of the new standard did not have an impact on the Company’s financial position, results of operations or cash flows. Please refer to Note 15, Segment information, for the related disclosures.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interest and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on its consolidated financial statements and disclosures.

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

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of December 31, 2024 and 2023, consisted of the following:

	December 31, 2024	December 31, 2023

Land and land improvements	$61,370,250	$61,114,486
Buildings and improvements	428,355,821	418,833,706
Right of use assets	3,727,805	4,733,406
Finance lease right of use assets	23,021,483	—
Furniture, fixtures and equipment	53,820,118	51,501,629
	570,295,477	536,183,227
Less: accumulated depreciation	(197,918,851)	(181,264,121)
Investment in Hotel Properties, Net	$372,376,626	$354,919,106

4. Debt

Mortgage Loans, Net. As of December 31, 2024 and 2023, the Company had approximately $316.5 million and approximately $316.0 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2024	2023	Penalties	Date	Provisions	Rate
The DeSoto (1)	$29,236,795	$30,248,929	Yes	7/1/2026	25 years	4.25%
The DeSoto (2)	4,982,794	-	Yes	7/1/2026	25 years	7.50%
DoubleTree by Hilton Jacksonville Riverfront (3)	26,056,500	31,749,695	None	7/8/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (4)	10,000,000	10,000,000	(4)	5/6/2028	(4)	7.35%
DoubleTree by Hilton Philadelphia Airport (5)	35,915,488	38,915,488	None	4/29/2026	(5)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (6)	50,211,533	51,495,662	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	38,375,095	39,455,095	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	35,000,000	24,269,200	(8)	3/6/2029	(8)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	29,770,045	30,755,374	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	45,317,273	46,454,972	Yes	10/1/2028	30 years	5.25%
The Whitehall (11)	$13,777,078	14,009,874	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$318,642,601	$317,354,289
Deferred financing costs, net	$(2,144,656)	(1,407,979)
Unamortized premium on loan	$18,203	42,884
Total Mortgage Loans, Net	$316,516,148	$315,989,194

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

As of December 31, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront, for which we have received a waiver. Additionally, the mortgage on the Georgian Terrace and the DoubleTree Resort by Hilton Hollywood Beach mature in June 2025 and October 2025, respectively. We intend to refinance these mortgages, but may be required to reduce the level of indebtedness by an amount of up to $4.1 million on the refinance of the

Georgian Terrace and up to $11.4 million for the mortgage on the DoubleTree Resort by Hilton Hollywood Beach based on current and anticipated financial performance of the properties and anticipated market conditions.

Total future mortgage debt maturities, including with respect to any extensions of loan maturity, as of December 31, 2024 were as follows:

December 31, 2025	$92,714,877
December 31, 2026	99,951,652
December 31, 2027	2,221,621
December 31, 2028	64,555,551
December 31, 2029	59,198,900
Total future maturities	$318,642,601

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

Under the terms of the CARES Act, each borrower could apply for and be granted forgiveness for all or a portion of the PPP Loan, which is determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. On December 9, 2022, the Company was notified it had received principal debt forgiveness in the amount of approximately $4.6 million. As of December 31, 2024 and 2023, the Company received principal debt forgiveness totaling approximately $0 and $0.3 million, respectively. No assurance is provided that the Company will obtain forgiveness under any relevant PPP Loan in whole or in part. As of December 31, 2024 and 2023, the Company had principal balances outstanding which totaled approximately $0.7 million and $1.5 million, respectively.

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

Secured Notes Financing. On December 31, 2020, we entered into a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership (see Note 1).

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

Management Agreements – As of December 31, 2024, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2024, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, the Whitehall, the Hyatt Centric Arlington and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. The lenders on the DoubleTree Resort by Hilton Hollywood Beach as well as the Hotel Alba also require us to escrow an amount each month equal to one-twelfth (1/12) of the annual insurance premiums. Several of our lenders also required us to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At December 31, 2024, the balance on the loan was approximately $0.8 million, leaving capacity for additional borrowing of approximately $4.2 million under the commitment.

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

As of December 31, 2024, the Company had the following significant operating leases:

We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the twelve months ended December 31, 2024, 2023, and 2022, totaled $75,085, $83,932, and $83,932, respectively, and is included in indirect expenses.

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

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years, and can be renewed for an additional five years. We have exercised the five year renewal, and the new agreement expires in July 2029, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the twelve months ended December 31, 2024, 2023 and 2022 totaled $2,567, $2,602 and $2,608, respectively, and is included in indirect expenses.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the twelve months ended December 31 2024, 2023 and 2022 totaled $18,121, ($85,759) and $223,607, respectively, and is included in general and administrative expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the twelve months ended December 31, 2024, 2023 and 2022, totaled $323,483, $271,000 and $271,000, respectively, and is included in indirect expenses.

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

As of December 31, 2024, the operating and finance lease term years, weighted-average discount rates, right of use assets and lease liabilities, are as follows:

	December 31, 2024
	Operating	Finance
Weighted-average remaining lease term, including reasonably certain extension options (years)	27.25	49.98
Weighted-average discount rate	8.02%	7.41%

Right of use assets	$4,451,537	$23,021,483
Lease liabilities	$(4,874,919)	$(23,201,751)

Lease Position as of December 31, 2024 and 2023– The following tables set forth the lease-related assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023;

Assets	Balance Sheet Classification	December 31, 2024	December 31, 2023

Right of use assets	Prepaid expenses, inventory and other assets	$723,732	$1,255,881
Right of use assets	Investment in hotel properties, net	3,727,805	4,733,406
Finance lease right of use assets	Investment in hotel properties, net	23,021,483	63,424

Total lease assets		$27,473,020	$6,052,711

Liabilities

Lease obligations under ROU assets	Accounts payable and accrued liabilities	$4,874,919	$5,420,343
Finance lease liabilities	Finance lease liabilities	23,201,751	54,354
Total lease liabilities		$28,076,670	$5,474,697

Lease Costs for the Twelve Months ended December 31, 2024, 2023, and 2022– The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the twelve months ended December 31, 2024, 2023, and 2022:

	Consolidated Statement of Operations	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	Classification	December 31, 2024	December 31, 2023	December 31, 2022

Operating lease costs
Fixed	Corporate general and administrative	$188,774	$(73,104)	$242,429
	Hotel operating expenses - Other operating	-	271,000	271,000
	Hotel operating expenses - Indirect	468,407	164,330	168,739
Variable	Hotel operating expenses - Indirect	529,623	591,147	451,041

Finance lease costs:
Amortization of lease assets	Depreciation and amortization	188,346	-	-
Variable	Hotel operating expenses - Indirect	204,161	-	-
Interest on lease liabilities	Interest expense	622,249	4,486	-
Total lease costs		$2,201,560	$957,859	$1,133,209

Undiscounted Cash Flows –The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2024:

	December 31, 2024
	Operating	Financing

December 31, 2025	$553,775	$1,005,265
December 31, 2026	552,233	1,871,959
December 31, 2027	551,196	1,863,893
December 31, 2028	524,984	1,858,738
December 31, 2029	528,701	1,843,049
December 31, 2030 and thereafter	10,240,006	81,551,299
Total undiscounted lease payments	12,950,895	89,994,203
Less imputed interest	(8,075,976)	(66,792,452)
Total lease liability	$4,874,919	$23,201,751

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotels are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of December 31, 2024, the leases for space on the roofs of our hotels expire between August 2025 and May 2034. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue for the twelve months ended December 31, 2024 and 2023, totaled approximately $1.2 million and $1.0 million, respectively.

A schedule of minimum future lease payments receivable for the remaining twelve-month periods is as follows:

December 31, 2025	$1,070,808
December 31, 2026	920,844
December 31, 2027	711,691
December 31, 2028	478,410
December 31, 2029	485,284
December 31, 2030 and thereafter	1,397,049
Total	$5,064,086

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	December 31, 2024	December 31, 2023	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of December 31, 2024, were $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of December 31, 2024, there are cumulative undeclared preferred dividends, of approximately $21.9 million.

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	December 31, 2024	December 31, 2023	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units as of December 31, 2024, were $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of December 31, 2024, there are cumulative undeclared preferred distributions to the Company from the Operating Partnership of approximately $21.9 million.

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series B Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series B Preferred Stock, during the years ended December 31, 2024, 2023, and 2022:

Quarter Ended in Arrears	2024	2023	2022
March 31, 2020	$-	$0.500000	$-
June 30, 2020	-	0.500000	-
September 30, 2020	-	0.500000	-
December 31, 2020	-	0.500000	-
March 31, 2021	-	0.500000	-
June 30, 2021	0.500000	-	-
September 30, 2021	0.500000	-	-
December 31, 2021	0.500000	-	-
March 31, 2022	0.500000	-	-

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series C Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series C Preferred Stock, during the years ended December 31, 2024, 2023, and 2022:

Quarter Ended in Arrears	2024	2023	2022
March 31, 2020	$-	$0.492188	$-
June 30, 2020	-	0.492188	-
September 30, 2020	-	0.492188	-
December 31, 2020	-	0.492188	-
March 31, 2021	-	0.492188	-
June 30, 2021	0.492188	-	-
September 30, 2021	0.492188	-	-
December 31, 2021	0.492188	-	-
March 31, 2022	0.492188	-	-

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series D Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series D Preferred Stock, during the years ended December 31, 2024, 2023, and 2022:

Quarter Ended in Arrears	2024	2023	2022
March 31, 2020	$-	$0.515625	$-
June 30, 2020	-	0.515625	-
September 30, 2020	-	0.515625	-
December 31, 2020	-	0.515625	-
March 31, 2021	-	0.515625	-
June 30, 2021	0.515625	-	-
September 30, 2021	0.515625	-	-
December 31, 2021	0.515625	-	-
March 31, 2022	0.515625	-	-

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

The following is a list of issuances during the years ended December 31, 2024, 2023, and 2022 of the Company’s common stock:

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

As of December 31, 2024 and 2023, the Company had 19,849,165 and 19,696,805 shares of common stock outstanding, respectively.

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

As of December 31, 2024 and 2023, the total number of Operating Partnership units outstanding was 20,213,351 and 20,060,991, respectively.

As of December 31, 2024 and 2023, the total number of outstanding units in the Operating Partnership not owned by the Company was each 364,186, respectively, with a fair market value of approximately $0.3 million and approximately $0.5 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2024, 2023, and 2022:

Quarter Ended	2024	2023	2022
March 31,	$-	$-	$-
June 30,	-	-	-
September 30,	-	-	-
December 31,	-	-	-

As of December 31, 2024, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of $2,088,160.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of December 31, 2024, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 64.57%, 6.41%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At December 31, 2024 and 2023, we were due approximately $0.02 million and $0.01 million, respectively, from Our Town Hospitality.

Accounts Payable – At December 31, 2024 and 2023, we owed Our Town approximately $0.9 million and $0.3 million, respectively.

Management Agreements – On September 6, 2019, we entered into a master agreement with Our Town related to the management of certain of our hotels, as amended on December 13, 2019 and amended and restated on November 6, 2024 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are each referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”. The term of the OTH Hotel Management Agreements extends through March 31, 2035, and may be extended for two periods of five years each.

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

For the years ended December 31, 2024, 2023, and 2022, the base management fees earned by Our Town under the contract were approximately $4.7 million, $4.5 million and $4.1 million, respectively, and the incentive management fees earned by Our Town were approximately $0.1 million, $0.2 million and $0.3 million, respectively. We also paid Our Town approximately $0.3 million in termination fees in 2022 triggered by the sale of the Sheraton Louisville Riverside and DoubleTree by Hilton Raleigh-Brownstone University.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from the Company for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by the Company and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the prime lease. For the years ended December 31, 2024, 2023, and 2022, the Company received rent income from Our Town of $135,511, $24,755 and $159,734, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020. For the years ended December 31, 2024, 2023, and 2022, the employer portion of the plan covering those employees that work exclusively at our properties under our management agreements with Our Town was approximately $3.9 million, $2.7 million and $3.2 million, respectively.

Other Related Parties – The Company employs Andrew M. Sims, Jr. the son of our Chairman, who currently serves as Vice President – Operations & Investor Relations, and Robert E. Kirkland IV, the son-in-law of our Chairman, who currently serves as General Counsel, as employees. Prior to February 1, 2022, the Company employed Ashley S. Kirkland, daughter of our Chairman, as Corporate Counsel and Compliance Officer. Compensation for these three employees, including benefits, for the years ended December 31, 2024, 2023, and 2022, totaled $804,223, $549,088 and $605,163, respectively.

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

10. Retirement Plans

401(k) Plan - The Company maintains a 401(k) plan for qualified employees. Prior to May 16, 2020, the plan was subject to “safe harbor” provisions requiring that we match 100.0% of the deferral equal to 3.0% of eligible employee compensation and 50.0% of the deferral equal to the next 2.0% of eligible employee compensation. All employer matching funds vested immediately in accordance with the “safe harbor” provisions. For the year ended December 31, 2021, the Company elected to make a discretionary contribution of 3.0% of eligible employee compensation in order to comply with requirements associated with top-heavy plans. The

Company's contributions to the plan for the years ended December 31, 2024, 2023, and 2022, were $88,139, $84,573 and $75,631, respectively.

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

Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock of an aggregate cost of approximately $4.9 million. Shares purchased by the ESOP are held in a suspense account for allocation among participants. Dividends on the shares in the ESOP as well as contributions by the Company are used to make repayment on loan to the Company. Shares are released based on the ratio of each loan repayment to the projected future loan repayments. Committed-to-be-released shares are allocated to plan participants on the last day of the plan year. The share releases are accounted for at fair value on the date of each loan repayment.

A total of 538,511 and 412,169 shares with a fair value of $501,569 and $614,131 remained allocated or committed to be released from the suspense account as of December 31, 2024 and 2023, respectively. The Company recognized compensation cost of $125,497, $171,896 and $126,958 during the twelve months ended December 31, 2024, 2023, and 2022, respectively. The remaining 120,701 unallocated shares have an approximate fair value of $0.1 million, as of December 31, 2024. At December 31, 2024, the ESOP held a total of 538,511 allocated shares, no committed-to-be-released shares and 120,701 unallocated shares.

The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2024		December 31, 2023
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	538,511	$501,569	412,169	$614,131
Committed to be released shares	-	—	—	—
Total Allocated and Committed-to-be-Released	538,511	$501,569	412,169	$614,131

Unallocated shares	120,701	112,421	247,043	368,094

Total ESOP Shares	659,212	$613,990	659,212	$982,225

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2024	2023	2022

Sales and marketing	$16,079,144	$16,095,696	$15,062,397
General and administrative	15,113,649	14,105,674	13,436,054
Repairs and maintenance	9,070,165	8,634,637	8,723,144
Utilities	6,149,994	5,873,095	5,649,716
Property taxes	5,751,544	5,241,790	5,254,075
Management fees, including incentive	4,767,469	4,659,261	4,377,814
Franchise fees	4,286,432	4,271,435	4,059,709
Insurance	6,347,150	5,842,930	4,082,551
Information and telecommunications	4,010,693	3,779,019	3,378,716
Other	1,270,782	1,126,187	787,391
Total indirect hotel operating expenses	$72,847,022	$69,629,724	$64,811,567

12. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Current:
Federal	$—	$—	$—
State	132,491	(304,947)	522,355
	132,491	(304,947)	522,355
Deferred:
Federal	(1,109,938)	(1,559,177)	3,025,518
State	(210,919)	(254,558)	695,708
Subtotals	(1,320,857)	(1,813,735)	3,721,226
Change in deferred tax valuation allowance	1,320,857	1,813,735	(3,721,226)
	—	—	—
Income tax provision (benefit)	$132,491	$(304,947)	$522,355

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Statutory federal income tax provision	$275,593	$736,001	$7,241,263
Federal tax impact of REIT election	(1,357,871)	(2,231,835)	(3,255,236)
Statutory federal income tax provision (benefit) at TRS	(1,082,278)	(1,495,834)	3,986,027
Federal impact of PPP loan forgiveness	—	(56,470)	(966,584)
State income tax benefit, net of federal provision (benefit)	(106,088)	(566,378)	1,224,138
Change in valuation allowance	1,320,857	1,813,735	(3,721,226)
Income tax provision (benefit)	$132,491	$(304,947)	$522,355

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

Due to the uncertainty of realizing the loss in future years attributable to the changes in travel demand and market conditions in various markets in which the Company does business and the effectiveness of the Company’s tax planning strategies, as of December 31, 2024, the Company believes it is not more likely than not that the Company will realize the benefits of these assets. Therefore, the Company has determined that a full valuation allowance should be recorded against the deferred tax asset. The amount of the deferred tax assets considered unrealizable, however, could change in the future based on revised estimates of future taxable income during the carryforward period.

The significant components of our deferred tax asset as of December 31, 2024 and 2023, are as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Deferred tax asset:
Net operating loss carryforwards	$13,247,852	$12,437,085
Accrued compensation	549,538	362,898
Accrued expenses and other	516,991	192,266
Intangible assets	—	1,275
Less: Valuation allowance	(14,314,381)	(12,993,524)
Total	$—	$—

13. Earnings (Loss) per Share and per Unit

Earnings (Loss) Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 120,701, 247,043 and 364,177 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, for the years ended December 31, 2024, 2023, and 2022, respectively. The effect of allocated and committed to be released shares during the years ended December 31, 2024, 2023, and 2022, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.

The computation of the Company’s basic net earnings (loss) per share is presented below:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Numerator
Net income	$1,179,854	$3,809,711	$33,959,848
Less: Net income allocated to participating share awards	(13,194)	(49,118)	(113,405)
Net income attributable to non-controlling interest	122,515	131,710	(1,423,327)
Undeclared distributions to preferred stockholders	(7,977,250)	(7,977,250)	(7,634,219)
Gain on extinguishment of preferred stock	—	—	64,518
Net (loss) income attributable to common stockholders for EPS computation	$(6,688,075)	$(4,084,947)	$24,853,415

Denominator
Weighted average number common shares outstanding for basic EPS computation	19,417,448	18,843,032	17,802,772

Basic and diluted net (loss) income per common share:
Undistributed (loss) income	$(0.34)	$(0.22)	$1.40
Total basic and diluted	$(0.34)	$(0.22)	$1.40

The accounting for unvested share-based payment awards (share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid), are participating securities and included in the computation of basic earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the numerator for basic weighted average shares outstanding calculation. However, since the participating outstanding unvested restricted stock awards of 26,940 and 25,936 as of December 31, 2024 and 2023, respectively, in the denominator are anti-dilutive, due to net losses, they are not included in a dilutive calculation.

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

The computation of basic earnings (loss) per general and limited partnership unit in the Operating Partnership is presented below:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Numerator
Net income	$1,179,854	$3,809,711	$33,959,848
Less: Net income allocated to participating unit awards	(13,194)	(49,118)	(113,405)
Undeclared distributions to preferred unitholders	(7,977,250)	(7,977,250)	(7,634,219)
Gain on extinguishment of preferred stock	—	—	64,518
Net (loss) income attributable to unitholders for EPU computation	$(6,810,590)	$(4,216,657)	$26,276,742

Denominator
Weighted average number of units outstanding for basic EPU computation	19,997,274	19,808,602	19,266,320

Basic and diluted net (loss) income per unit:
Undistributed (loss) income	$(0.34)	$(0.21)	$1.36
Total basic and diluted	$(0.34)	$(0.21)	$1.36

The accounting for unvested unit-based payment awards (unit-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid), are participating securities and included in the computation of basic earnings per unit. Our grants of restricted unit awards to our employees and directors are considered participating securities, and we have prepared our earnings per unit calculations to include outstanding unvested restricted unit awards in the numerator for basic weighted average shares outstanding calculation. However, since the participating outstanding unvested restricted unit awards 26,940 and 25,936 as of December 31, 2024 and 2023, respectively, in the denominator are anti-dilutive, due to net losses, they are not included in a dilutive calculation.

14. Quarterly Operating Results - Unaudited

	Quarters Ended 2024
	March 31	June 30	September 30	December 31
Total revenue	$46,548,432	$50,694,367	$40,699,981	$43,951,507
Total operating expenses	40,874,320	41,394,584	38,945,047	40,032,474
Net operating income	5,674,112	9,299,783	1,754,934	3,919,033
Net income (loss)	1,322,821	4,664,232	(3,689,621)	(1,117,578)
Net income (loss) attributable to common shareholders	(659,373)	2,621,768	(5,603,761)	(3,033,515)
Income (loss) per share attributable to common shareholders– basic and diluted	$(0.03)	$0.13	$(0.29)	$(0.15)
Net income (loss) available to operating partnership unitholders	(671,491)	2,669,919	(5,683,934)	(3,111,890)
Income (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.03)	$0.13	$(0.28)	$(0.16)

	Quarters Ended 2023
	March 31	June 30	September 30	December 31
Total revenue	$43,491,277	$49,017,332	$39,181,363	$42,148,085
Total operating expenses	37,971,155	40,727,531	38,013,510	38,200,430
Net operating income (loss)	5,520,122	8,289,801	1,167,854	3,947,654
Net income (loss)	1,387,514	5,257,670	(2,065,826)	(769,647)
Net income (loss) attributable to common shareholders	(581,838)	3,132,559	(3,903,581)	(2,682,969)
Income (loss) per share attributable to common shareholders– basic and diluted	$(0.03)	$0.16	$(0.20)	$(0.15)
Net income (loss) available to operating partnership unitholders	(606,798)	3,263,357	(4,060,139)	(2,763,959)
Income (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.03)	$0.16	$(0.20)	$(0.14)

15. Segment Information

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer.

The CODM separately evaluates the performance of each of the Company’s hotel properties and each hotel property is an operating segment. However,because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single reportable segment.

The hotel segment revenues are derived from the operation of hotel properties. The hotel segment generates room revenue by renting hotel rooms to customers at the Company’s hotel properties. The hotel segment generates food and beverage revenue from the sale of food and beverage to customers at the Company’s hotel properties. The hotel segment generates other revenue from parking fees, resort fees, gift shop sales and other guest service fees at the Company’s hotel properties.

The CODM assesses performance for the hotel segment and decides how to allocate resources based on Hotel EBITDA, which is a non-GAAP financial measure. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early debt extinguishment, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income.

The following table presents information about profit or loss for the hotel segment:

	For the Years Ended December 31,
	2024	2023	2022

REVENUE
Rooms department	$119,079,903	$114,748,834	$109,553,906
Food and beverage department	36,626,906	35,231,959	29,556,213
Other operating departments	26,187,478	23,857,264	26,967,185
Total revenue	181,894,287	173,838,057	166,077,304
EXPENSES
Hotel operating expenses
Rooms department	27,376,330	26,177,539	25,782,888
Food and beverage department	25,429,218	24,211,133	19,724,225
Other operating departments	9,428,889	9,031,960	9,296,056
Indirect	72,847,022	69,629,724	64,811,567
Total hotel operating expenses	135,081,459	129,050,356	119,614,736

Hotel EBITDA	$46,812,828	$44,787,701	$46,462,568

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Net income	$1,179,854	$3,809,711	$33,959,848
Interest expense	20,882,681	17,588,091	19,772,802
Interest income	(692,756)	(802,183)	(189,291)
Income tax provision	132,491	(304,947)	522,355
Depreciation and amortization	19,380,906	18,788,748	18,650,336
Impairment of investment in hotel properties, net	—	—	—
Realized and unrealized (gain) loss on hedging activities	(104,211)	737,682	(2,918,207)
Loss on early debt extinguishment	241,878	—	5,944,881
Gain on sale of hotel properties	—	—	(30,053,977)
Loss (gain) on disposal of assets	(4,400)	(4,700)	636,198
PPP loan forgiveness	—	(275,494)	(4,720,278)
Other income	(489,267)	(456,388)	—
Gain on involuntary conversion of asset	(502,808)	(1,371,041)	(1,763,320)
Corporate general and administrative expenses	6,788,460	7,078,222	6,621,221
Hotel EBITDA	$46,812,828	$44,787,701	$46,462,568

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

16. Subsequent Events

On January 2, 2025, the Company was issued 277,250 units in the Operating Partnership and the Company issued 15,000 restricted shares of common stock to its independent directors and 262,250 vested shares of common stock to its officers and employees.

On March 14, 2025, the Company paid a quarterly dividend (distribution) of $0.50 per Series B Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 28, 2025.

On March 14, 2025, the Company paid a quarterly dividend (distribution) of $0.492188 per Series C Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 28, 2025.

On March 14, 2025, the Company paid a quarterly dividend (distribution) of $0.515625 per Series D Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 28, 2025.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2024

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
The DeSoto – Savannah, Georgia	$34,220	$600	$13,562	$948	$28,273	$1,548	$41,835	$43,383	$(18,452)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	26,057	7,090	14,604	546	8,866	7,636	23,470	31,106	(12,017)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	10,000	900	9,443	77	6,213	977	15,656	16,633	(8,001)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	35,915	2,100	22,031	454	9,181	2,554	31,212	33,766	(15,560)	1972	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	50,212	22,865	67,660	829	9,825	23,694	77,485	101,178	(20,113)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	38,375	10,128	45,386	(1,135)	11,086	8,993	56,472	65,465	(16,663)	1911	2014	3-39 years
Hotel Alba Tampa, Tapestry Collection by Hilton – Tampa, Florida	35,000	4,153	9,670	1,909	26,249	6,062	35,919	41,982	(15,455)	1973	2007	3-39 years
Hotel Ballast Wilmington, Tapestry Collection by Hilton – Wilmington, North Carolina	29,770	785	16,829	1,002	16,069	1,787	32,898	34,685	(18,795)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	45,317	191	70,369	78	2,796	270	73,165	73,434	(12,846)		2018	3-39 years
The Whitehall – Houston, Texas	13,777	7,374	22,185	249	8,059	7,623	30,244	37,867	(17,117)	1963	2013	3-39 years
Hyde Resort & Residences	-	226	4,290	-	-	226	4,290	4,517	(871)	2016	2017	3-39 years
Hyde Beach House Resort & Residences	-	-	5,710	-	-	-	5,710	5,710	(777)	2019	2019	3-39 years
	$318,643	$56,412	$301,739	$4,957	$126,617	$61,370	$428,356	$489,726	$(156,667)

(1)
For the year ending December 31, 2024, the aggregate cost of our real estate assets for federal income tax purposes was approximately $478.7 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2021	$509,620
Acquisitions	—
Improvements	6,916
Disposal of Assets	(42,883)
Balance at December 31, 2022	$473,653
Acquisitions	—
Improvements	6,863
Disposal of Assets	(568)
Balance at December 31, 2023	$479,948
Acquisitions	—
Improvements	10,872
Disposal of Assets	(1,094)
Balance at December 31, 2024	$489,726

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2021	$129,895
Current Expense	13,462
Impairment	—
Disposal of Assets	(13,046)
Balance at December 31, 2022	$130,311
Current Expense	13,586
Impairment	—
Disposal of Assets	(440)
Balance at December 31, 2023	$143,457
Current Expense	14,306
Impairment	—
Disposal of Assets	(1,096)
Balance at December 31, 2024	$156,667