Form 10-K/A
period 2024-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2025-04-30
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

As of April 25, 2025, there were 20,126,415 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: Jacksonville, Florida

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 originally filed with the U.S. Securities and Exchange Commission on March 31, 2025 (the “Original Filing”) by Sotherly Hotels Inc. and Sotherly Hotels LP. We refer to Sotherly Hotels Inc. as the “Company” or “Sotherly,” Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “common stock,” the Company’s preferred stock as “preferred stock,” the Operating Partnership’s partnership interests as “partnership units,” and the Operating Partnership’s preferred interests as the “preferred units.” References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated. The Original Filing contains an explanatory note regarding the preparation of the combined Annual Reports on Form 10-K for the period ended December 31, 2024 of the Company and the Operating Partnership.

We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days after the end of our fiscal year ended December 31, 2024. The reference on the cover page of the Original Filing to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s and the Operating Partnership’s principal executive officer and principal financial officer are included as Exhibits 31.5, 31.6, 31.7 and 31.8 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

No other changes have been made to the Original Filing other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Original Filing or modify or update in any way the financial statements, consents or any other disclosures made in the Original Filing in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are elected by the stockholders annually. The Board currently consists of seven (7) members. Each director’s term of office expires at the Company's 2025 annual meeting. Each of the individuals named below has been elected by holders of our common stock to the Board to hold office until the 2025 annual meeting of stockholders and until their successors are elected and qualified.

Name	Position with the Company	Age as of March 15, 2025	History of Service as a Director
David R. Folsom	Director, President and Chief Executive Officer	60	2011 - present
Andrew M. Sims	Chairman of the Board of Directors	68	2004 - present
Maria L. Caldwell	Director	61	2019 - present
G. Scott Gibson IV	Director	59	2017 - present
Walter S. Robertson III	Director	71	2024 - present
Herschel J. Walker	Director	63	2015 - present
Anthony C. Zinni	Director	81	2004 - present

Biographical Information

The principal business experience of each director and executive officer of the Company is set forth below. The biographical information below also includes, for each director, the particular experience, qualifications, attributes or skills that led the Board to nominate such director to serve as a director of the Company.

Directors

David R. Folsom is Sotherly’s President and Chief Executive Officer. He was appointed to the position of President in January 2011 and to the position of Chief Executive Officer in January 2020. Mr. Folsom was appointed as a director in 2011. As Chief Executive Officer, Mr. Folsom is responsible for developing and implementing Sotherly’s strategic business plan and managing all aspects of Sotherly’s business. Prior to his appointment as Chief Executive Officer, Mr. Folsom served as Sotherly’s Chief Operating Officer since 2006. Prior to joining Sotherly, Mr. Folsom was Vice President of Paragon Real Estate, a Cleveland-based early stage real estate venture focusing on distressed multi-family assets in 2005. From 2001 to 2005, he was an investment banker with BB&T Capital Markets, where he served in the Real Estate Securities Group and Debt Capital Markets Groups. While at BB&T, Mr. Folsom participated in over 70 equity, debt and preferred stock underwritings, as well as financial advisory transactions across many industries. He was a member of the lead underwriting team that took Sotherly public in 2004. Mr. Folsom served as a commissioned officer in the U.S. Marine Corps, is a graduate of the U.S. Naval Academy and received a master of business administration degree from Georgetown University. In 2012, Mr. Folsom also acted as an adjunct professor at the College of William and Mary. He is also a director of The Sotherly Foundation, a charitable foundation established by Sotherly to provide assistance to veterans.

The Board concluded that Mr. Folsom has the relevant professional experience and skills to serve as director of Sotherly because of his current positions as President and Chief Executive Officer of Sotherly, his past experience as Chief Operating Officer of Sotherly, as well as his past investment banking and real estate financing experience.

Andrew M. Sims is Sotherly’s Chairman of the Board and has served in such capacity since its inception in August 2004. In addition, Mr. Sims served as Sotherly’s Chief Executive Officer from our inception through December 31, 2019, and as President from our inception through December 31, 2010. He served as President of MHI Hotels Services LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”) from 1995 until August 2004 after serving for seven years as Vice President of Finance and Development. As President of Chesapeake Hospitality, Mr. Sims oversaw company operations as well as the areas of accounting and finance, marketing, development and franchise relations. Mr. Sims has a bachelor of science degree in commerce from Washington & Lee University.

The Board concluded that Mr. Sims has the relevant professional experience and skills to serve as director of Sotherly because he has spent over forty years in the hospitality industry and has experience operating, developing and owning hotel properties. Mr. Sims has held several positions in hotel management, including President of the hotel management company, Chesapeake Hospitality. Most recently, while he served as Chief Executive Officer, Mr. Sims developed and expanded our hotel portfolio and managed franchise, banking and third party service-provider relations. Mr. Sims’ employment agreement with Sotherly provides that Sotherly must nominate him to serve as a director and, subject to his election as a director, serve as Chairman of the Board.

Maria L. Caldwell became a director of Sotherly in 2019 and is a member of Sotherly’s Audit Committee. From 2013 to 2024, Ms. Caldwell served as the Chief Legal Officer and Director of Compliance Services of the National Association of State Boards of Accountancy (NASBA), a 110-year-old non-profit corporation that serves as a forum for the 55 boards of accountancy charged with regulating the CPA profession, and has served in that capacity and others since 2003. From 1996 to 1999, Ms. Caldwell served as the General Counsel for Sirrom Capital Corporation, where she managed Sirrom’s initial public offering, numerous follow-on public equity and debt offerings, and an aggregate of over $300 million in private loan closings. In addition, she developed and managed the corporate governance program, managed SEC reporting and investor relations, and advised Sirrom’s board on a range of matters. Ms. Caldwell has also practiced law with both Bass, Berry & Sims and Gibson, Dunn & Crutcher in the areas of securities law, mergers and acquisitions, real estate, and corporate law. Ms. Caldwell is a current member of the Tennessee Bar and a former member of the State Bar of California. She received a juris doctor degree from Duke University School of Law and a bachelor of arts degree in economics from Fairfield University.

The Board concluded that Ms. Caldwell has the relevant professional experience and skills to serve as director of Sotherly because of her 25 years of experience as general counsel of publicly traded and international non-profit companies, including broad transactional, functional and regulatory experience in real estate acquisition and financing, as well as public equity and debt offerings.

G. Scott Gibson IV, Ph.D., became a director of Sotherly in 2017 and is chair of Sotherly’s Audit Committee. Mr. Gibson joined the faculty of the William and Mary Mason School of Business in 2005, where he is currently the K. Dane Brooksher Professor of Business. From 2001 until 2005, he was a professor at the Cornell University School of Hotel Administration, where he continues as an online executive education instructor. Since 2005, he has served on the editorial board of Cornell Hotel and Restaurant Administration Quarterly. His research interests include hospitality financing strategies, real estate investment trusts, investor targeting, and conflicts of interest in the delegated investment management industry. His research has appeared in leading hospitality, real estate, and finance journals and in the financial press, including the Wall Street Journal, Financial Times, New York Times, Barons, Business Week, and Bloomberg. He was a professor at the University of Minnesota Carlson School of Management from 1996 to 2001. Prior to his academic career, he worked as an analyst with Fidelity Investments from 1987 to 1988 and as a credit team leader serving Fortune 500 clientele with HSBC Bank from 1988 to 1991. He has a bachelor of science degree in finance from Boston College and a doctor of philosophy in finance from Boston College.

The Board concluded that Mr. Gibson has the relevant professional experience and skills to serve as director of Sotherly because of his academic career focusing on the hospitality and REIT sectors for over 18 years, including extensive published research in these fields.

Walter S. Robertson III is Managing Director and Director of Strategic Development for Brockenbrough, an independent financial services firm. He is primarily responsible for leading client development, client relations, and marketing efforts for the firm's clients. Walter also sits on the firm's five person executive committee and has over 45 years investment experience. Prior to joining Brockenbrough in 2016, Walter served as President and Chief Operating Officer of Sterne Agee and Leach, Inc. He also served as CEO, COO and President of the Private Client Group at BB&T/Scott & Stringfellow from 2001-2012. From 1998 to 2001, Walter served as a Senior Executive Officer, a member of the Executive Committee, and a member of the Board of BB&T Insurance, Inc. Walter holds a B.A. in History from Washington and Lee University. Additionally, Walter has served on dozens of business, philanthropic and institutional Boards as a Director and leader. He currently sits on the Board of the Colonial Williamsburg Foundation, The Boys and Girls Club of Richmond Foundation, The American Civil War Museum, St. Christopher's School, and Westminster Canterbury Foundation.

The Board concluded that Mr. Robertson has the relevant professional experience and skills to serve as director of Sotherly because of his extensive experience and executive positions at well-known and respected financial firms.

Herschel J. Walker became a director of Sotherly in 2015 and is a member of Sotherly’s Nominating, Corporate Governance and Compensation Committee (the “NCGC Committee”). Mr. Walker is the founder of H. Walker Enterprises, LLC and its subsidiary, Renaissance Man Food Services, LLC, a certified Minority Business Entity, and has served as Chief Executive Officer of each business since 2002. As Chief Executive Officer of H. Walker Enterprises, Mr. Walker oversees a broad line of products on a national level. He is also a recognized motivational speaker on a variety of business related topics for Fortune 500 companies and regional chapters of the National Minority Supplier Development Council. Mr. Walker played football for the University of Georgia from 1980 to 1982, where he was a three-time All American and a recipient of the Heisman Trophy. In 1999, he was inducted into the College Football Hall of Fame. During Mr. Walker’s professional football career from 1983 to 1997, he played for the New Jersey Generals, Dallas Cowboys, Minnesota Vikings, Philadelphia Eagles, and New York Giants, and was selected to the USFL All-Star team in 1985 and the NFL Pro-Bowl in 1987 and 1988. In addition to his football career, Mr. Walker was a member of the two-man U.S. bobsled team for the 1992 Winter Olympics, and is undefeated in professional mixed martial arts. In 2022, Mr. Walker was inducted into the prestigious Horatio Alger Association of Distinguished Americans, a nonprofit educational organization honoring achievements of outstanding individuals and encouraging youth to pursue their dreams.

The Board concluded that Mr. Walker has the relevant professional experience and skills to serve as director of Sotherly because of his significant work ethic and accomplishments across many disciplines, including the successful leadership of H. Walker Enterprises.

General Anthony C. Zinni became a director of Sotherly in December 2004 upon completion of its initial public offering and is a member of Sotherly’s NCGC Committee. General Zinni served as a director at BAE Systems from 2001 to 2014, and served as Chief Executive Officer on an interim basis during 2009. General Zinni also served as a director of DynCorp International from 2006-2008 and served as the Executive Vice President of DynCorp International, from July 2008-December 2008. He retired from the U.S. Marine Corps after 39 years of service in October 2000. During his military career, General Zinni served as the Commanding General, First Marine Expeditionary Force from 1994 to 1996, and as Commander-in-Chief, U.S. Central Command from 1997 to 2000. General Zinni has participated in numerous humanitarian operations and Presidential diplomatic missions. In November 2001, General Zinni was appointed senior adviser and U.S. envoy to the Middle East by Secretary of State Colin Powell. Since November 2000, General Zinni has consulted in the areas of defense, military, national security, foreign policy and regional issues. Since 2008, he has served as a professor at Cornell University. In 2008, he also served as a professor at Duke University. General Zinni received a bachelor of arts degree in economics from Villanova University. He also earned a master of arts degree in international relations from Salve Regina College, a master of science degree in management and supervision from Central Michigan University, and honorary doctorate degrees from both the College of William and Mary and the Marine Maritime Academy.

The Board concluded that General Zinni has the relevant professional experience and skills to serve as director of Sotherly because he is a skilled and experienced leader who has a strong background in corporate governance. General Zinni’s leadership experience includes almost forty years in the U.S. Marine Corps and, more recently, as a director and executive officer of BAE Systems and DynCorp International, two large global security and defense public companies. General Zinni has served on four private company boards in addition to his public company board involvement.

Executive Officers of the Company Who Are Not Directors

Anthony E. Domalski, age 63, is Sotherly’s Vice President, Secretary, and Chief Financial Officer, the latter being a position to which he was appointed as of January 1, 2013. Prior to this role, Mr. Domalski served as Sotherly’s Chief Accounting Officer since May 2005. He joined Sotherly in May 2005 and was appointed an officer by the Board in July 2006. A certified public accountant, he is responsible for financial analysis, cash management, investment, risk management and financial and tax reporting. From 2001 to 2005, Mr. Domalski served as Chief Financial Officer for SwissFone, Inc., a Washington, D.C. based telecommunications company, where he assisted in a management-led buyout of the U.S. international wholesale division from Swisscom, AG. Prior to his tenure at SwissFone, Inc., Mr. Domalski held several other senior financial positions in the telecommunications and hospitality industry and spent nine years at a local public accounting firm. Mr. Domalski is a member of the American Institute of Certified Public Accountants. Mr. Domalski received a bachelor of science degree in accounting and finance from the University of Maryland.

Scott M. Kucinski, age 43, is Sotherly’s Executive Vice President and Chief Operating Officer, a position to which he was appointed as of January 1, 2020. Mr. Kucinski joined the Company in 2004 as Development Analyst, and since 2014 has served as the Company’s Vice President – Operations and Investor Relations. In that role, he has helped oversee the Company’s corporate operations activities including capital markets transactions, acquisitions and dispositions, asset management, investor relations, and compliance matters. Mr. Kucinski received a bachelor of arts degree from Washington and Lee University and holds a masters of business administration degree from the Mason School of Business at the College of William and Mary.

Meetings and Certain Committees of the Board

The Board conducts its business through meetings of the Board and through its committees. The Board has two (2) standing committees: the NCGC Committee and an Audit Committee. During the fiscal year ended December 31, 2024, the Board held four (4) regular meetings and one (1) special meetings. No incumbent director of the Company attended fewer than 75% of the total meetings of the Board and committee meetings on which such Board member served during this period. All of the Company’s directors, except for directors Walker and Gibson, attended the Company’s 2024 annual meeting of stockholders.

Independent Directors

All of the members of the Audit Committee and the NCGC Committee and a majority of the Board must meet the test of “independence” as defined by the listing standards of the NASDAQ® Stock Market ("NASDAQ"). NASDAQ standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board has a responsibility to make an affirmative determination that a director has no relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment. The Board has determined that each of directors Caldwell, Gibson, Robertson, Walker and Zinni satisfies the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the Board. Therefore, we believe that each of such directors is independent under NASDAQ rules.

The NCGC Committee is currently comprised of directors Robertson, Walker and Zinni. All members of the NCGC Committee are independent in accordance with the listing standards of NASDAQ. This standing committee approves the salary for the Chairman of the Board, the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Vice President and Chief Financial Officer, and the General Counsel. The purpose of the NCGC Committee is to make recommendations to the Board regarding corporate governance policies and practices, recommend criteria for membership on the Board, make recommendations to the Board of potential director nominees, make recommendations to the Board concerning the membership, size and responsibilities of each of the committees, develop general policies relating to compensation and benefits, determine compensation for, and evaluate the performance of, our executive officers and administer our 2022 Long-Term Incentive Plan (the “2022 Plan”). The NCGC Committee met two (2) times during fiscal year 2024. The NCGC Committee has adopted a written charter that was reviewed and approved on October 28, 2024 and sets forth the specific functions and responsibilities of the committee. The NCGC Committee reviews and assesses the adequacy of its written charter on an annual basis. The NCGC Committee charter is available on our website at www.sotherlyhotels.com.

The Audit Committee, a standing committee, is currently comprised of directors Gibson, Caldwell and Robertson. The Board has determined that G. Scott Gibson IV, chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. All members of the Audit Committee are independent in accordance with the listing standards of NASDAQ. The Audit Committee meets with the Company's independent registered public accounting firm to discuss the annual audit and any related matters. The Audit Committee is further responsible for internal control over financial reporting. The Audit Committee met fourteen (14) times in fiscal year 2024. The Audit Committee has adopted a written charter that was reviewed and approved on October 28, 2024 and sets forth the specific functions and responsibilities of the committee. The Audit Committee charter is available on our website at www.sotherlyhotels.com.

Risk Oversight

The Chief Financial Officer has responsibility for the day-to-day risk management functions of the Company and reports directly to the Audit Committee regarding issues related to risk management for the Audit Committee’s review and assessment. The Audit Committee meets with the Chief Financial Officer to review and discuss the Company’s risk management and related policies and procedures. The Audit Committee meets as often as and to the extent that the Audit Committee deems necessary or appropriate, but at least annually in connection with the audit of each fiscal year’s financial statements.

Additionally, the charters of the Board’s committees delegate to the committees various elements of the Board’s risk oversight responsibility. For example, our Audit Committee is responsible for periodically inquiring of management, our internal audit consultants and the independent auditors about the Company’s major financial and operational risks or exposures (including cyber-related risks); discussing the steps management has taken to monitor and control such exposures; and discussing guidelines and policies with respect to risk assessment and risk management. Our NCGC Committee oversees risks associated with our corporate governance guidelines; our executive compensation plans and arrangements; and our code of business conduct, including compliance with listing standards for independent directors, committee assignments and conflicts of interest. All these risks are discussed with the entire Board as often as and to the extent that the committees deem necessary or appropriate.

Report of the Audit Committee

For the fiscal year ended December 31, 2024, the Audit Committee: (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the Company’s independent registered public accounting firm, Forvis Mazars, LLP, all matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Commission, and (iii) received the written disclosures and letter from Forvis Mazars, LLP required by the applicable requirements of the PCAOB regarding Forvis Mazars, LLP’s communications with the Audit Committee concerning independence and discussed with Forvis Mazars, LLP its independence. Based on the foregoing review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 for filing with the Commission.

Audit Committee:

G. Scott Gibson IV - Chairman

Maria L. Caldwell

Walter S. Robertson III

Leadership Structure

Our Board remains committed to maintaining strong corporate governance and appropriate independent oversight of management. The Board has given careful consideration to our Company’s leadership structure and has determined that our Company and our stockholders are best served by separating the roles of Chairman and Chief Executive Officer. Currently, Andrew M. Sims serves as Chairman of the Board as an officer of the Company, and David R. Folsom serves as the Company’s President and Chief Executive Officer. Mr. Sims, as Chairman, provides guidance to the Chief Executive Officer; presides over meetings of the Board and sets the agenda for meetings of the Board; and advises the Company on strategic matters and major transactions, including acquisitions, dispositions, franchising and branding decisions, as well as capital market transactions. Mr. Folsom, as President and Chief Executive Officer, manages the day-to-day operations of the Company and sets and implements the Company policy and strategy established by the Board. Mr. Sims has significant experience as Chairman, including serving as the Chairman of the Board since the Company’s initial public offering in 2004, and Mr. Folsom has significant experience as a senior executive, including serving as the Company’s Chief Operating Officer from 2006 until 2019 and its President since 2011. In the view of the Board, this structure (i) ensures that the Board’s agenda reflects our strategic challenges and opportunities; (ii) ensures that the Board is presented with information required for it to fulfill its responsibilities; (iii) ensures that Board meetings are as productive and effective as possible; (iv) promotes coordinated leadership and direction for the Board and executive management; and (v) allows for a clear focus for the chain of command to execute the Company’s strategic initiatives and business plan. The Board believes that this leadership structure is also appropriate given the size of the Company.

The Board and its committees oversee the effectiveness of management policies and decisions, including the execution of key strategic initiatives. Each of the Board’s committees is composed entirely of independent directors. Consequently, independent directors directly oversee such critical matters as the compensation of executive management, including the compensation of Andrew M. Sims and David R. Folsom, the selection and evaluation of directors and the development and implementation of corporate governance programs. The independent directors conduct annual performance reviews of the Chairman and the Chief Executive Officer, assessing the Company’s financial and non-financial performance and the quality and effectiveness of senior leadership. In addition, the NCGC Committee oversees the processes by which Andrew M. Sims and David R. Folsom are evaluated. The Board believes that the Company’s corporate governance documents, which are available on the Company’s website, help ensure that strong and independent directors will continue to play the central oversight role necessary to maintain the Company’s commitment to the highest quality corporate governance. Pursuant to these governance principles, independent Board members meet as often as and to the extent that the independent directors deem necessary or appropriate at executive sessions without management present.

Our Board has designated Walter S. Robertson III, the chairman of the NCGC Committee, to serve as the lead independent director. The lead independent director serves as chairman of meetings of the independent directors. The lead independent director, a separate and independent position from the chairman, calls meetings, supervises the conduct of meetings of the independent directors, records the minutes and reports meeting results and any decisions of the independent directors to our chairman and facilitates communication between the independent directors, the chairman and management. The position currently held by Walter S. Robertson III ensures effective corporate governance for our Company.

NCGC Committee Interlocks and Insider Participation

The NCGC Committee consists of Mr. Robertson, Mr. Zinni, and Mr. Walker. None of the members of our NCGC Committee is or has been one of our employees or officers. None of our executive officers currently serves, or during the past fiscal year has served, as a member of the Board or compensation committee of another entity that has one or more executive officers serving on our Board or our NCGC Committee.

Stockholder Communications

The Board does not have a formal process for stockholders to send communications to the Board. In view of the infrequency of stockholder communications to the Board, the Board does not believe that a formal process is necessary. Written communications received by our Company from stockholders are shared with the full Board no later than the next regularly scheduled Board meeting. The Board encourages, but does not require, directors to attend the annual meeting of stockholders.

Prohibition on Hedging

Our insider trading policy prohibits the Company’s directors, officers, key employees and their respective family members from trading any interest or position relating to the future price of Company securities, such as a put, call or short sale.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and the beneficial owners of more than 10.0% of the common stock (each, a “Reporting Person”) to file reports of ownership and changes in ownership of equity securities of the Company with the Commission and to furnish the Company with copies of such reports. To the best of our knowledge, all of the filings by the Company’s Reporting Persons were made on a timely basis during the 2024 fiscal year. We are not aware of any beneficial owners of more than 10.0% of our common stock other than as disclosed in the Principal Holders Table.

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

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

The Company has adopted an insider trading policy that governs the purchase and sale of the Company's securities by its directors, officers, and key employees, and the policy is designed to promote compliance with insider trading laws, rules, regulations, and NASDAQ listing standards. The Company's policy does not address the Company's trading in its own securities. The Company's insider trading policy is included as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The NCGC Committee is responsible for developing our policies relating to compensation and benefits, determining compensation for, and evaluating the performance of, certain of our executive officers, and administering the 2022 Plan. The NCGC Committee determines and approves compensation for our Chairman and our Chief Executive Officer, and approves compensation for our Chief Financial Officer as determined by our Chief Executive Officer. These three (3) individuals are our most highly paid executive officers, and we refer to these three (3) executive officers as our named executive officers.

The NCGC Committee reviews and approves, at least annually, corporate goals and objectives relevant to the compensation of the Chairman and the CEO. The NCGC Committee also:

•
Evaluates at least annually the performance of the Company’s named executive officers in light of the corporate goals and objectives;
•
At least annually, either as the NCGC Committee or together with the other independent directors, as directed by the Board, in light of the corporate goals and objectives and the performance evaluations: (i) determines and approves the compensation of the Chairman and the CEO, including individual elements of salary, bonus, supplemental retirement, incentive and equity compensation; and (ii) approves the compensation for the CFO and the COO based on recommendations from the Chairman and the CEO;
•
Administers the Company’s incentive compensation plans and equity-based plans;
•
Reviews, as the NCGC Committee considers appropriate in setting named executive officer compensation, the Company’s performance’s and relative stockholder return, compensation at comparable companies, past years’ compensation to the Company’s named executive officers and other relevant factors; and
•
Reviews and approves all employment agreements and amendments, separation and severance agreements and other compensatory contracts, arrangements, perquisites and payments with respect to the Chairman and CEO, and reviews and makes recommendations to the Board regarding all such agreements, contracts, arrangements, perquisites and payments with respect to other executive officers.

In any deliberations or voting to determine the compensation of the Chairman or the CEO, neither the Chairman nor the CEO may be present; however, in any deliberations regarding the compensation of other executive officers, the NCGC Committee may elect to invite the Chairman or the CEO to be present but not vote.

The NCGC Committee’s principal objective in establishing compensation policies is to develop and administer a comprehensive program designed to attract and retain outstanding managers. The NCGC Committee’s guidelines for compensation of our named executive officers are designed to provide fair and competitive levels of total compensation while linking elements of compensation with performance. A further objective of our compensation policies is to provide incentives and reward named executive officers for their contribution to our Company. To that end, the NCGC Committee believes executive compensation packages provided by us to the named executive officers should include cash compensation that rewards performance as measured against established goals. The NCGC Committee takes into account our named executive officers’ existing ownership of the Company’s common stock and allocations of common stock made to the executives’ participant accounts pursuant to the Company’s Employee Stock Ownership Plan (“ESOP”), which the NCGC Committee believes aligns the interests of our named executive officers with that of our stockholders and encourages a focus on long-term value creation.

It was favorably noted by the NCGC Committee that our stockholders approved our executive compensation program at the 2024 annual meeting. Holders of approximately 5.05 million shares of our common stock, or approximately 84.9% of the total votes cast (without regard to broker non-votes or abstentions), voted for the advisory vote approving executive compensation. The NCGC Committee generally considered the results of the 2024 advisory vote on executive compensation and considered these voting results as supportive of the NCGC Committee’s general executive compensation practices.

The NCGC Committee has not retained or obtained the advice of a compensation consultant.

Elements of our Compensation Plan

Elements of compensation for our named executive officers consist principally of base salary, cash performance bonuses, stock awards, and non-discretionary allocations pursuant to the Company’s ESOP. In determining each element of compensation for each named executive officer, the NCGC Committee primarily considers the following elements:

•
market data relating to an identified peer group;
•
third-party compensation surveys for the lodging industry and, when applicable, compensation at comparable companies;
•
company performance in light of specified goals and guidance and taking into account general market conditions;
•
recommendations of the Chairman and the Chief Executive Officer;
•
individual performance of the named executive officers;
•
the terms of each named executive officer’s employment agreement;
•
past years’ compensation paid to the Company’s named executive officers; and

•
allocations to the named executive officer’s participant accounts pursuant to the Company’s ESOP.

For 2024, executive compensation included four main components: (i) annual base salary; (ii) cash bonus (iii) stock awards; and (iv) non-discretionary allocations pursuant to the Company’s ESOP.

Principles and Objective of the Compensation Plan

The following table summarizes the primary components and rationale of the Company’s compensation philosophy and the pay elements that support that philosophy.

Philosophy Component	Rationale/Commentary	Pay Element
Compensation should be designed to attract and retain outstanding managers

The principal objective of the Company’s executive compensation plan has been and is to achieve the Company’s business objectives by attracting, retaining and motivating talented executive officers by providing incentives and economic security.

All elements (salary, annual cash bonus, ESOP allocations, restricted stock awards, health and welfare benefits, change in control severance agreements)
Compensation should provide fair and competitive levels of total compensation

To attract and reduce the risk of losing the services of valuable executive officers but avoid the expense of excessive pay, compensation should be competitive. The NCGC Committee assesses the competitiveness of the Company's compensation to its executive officers by comparison to compensation of executive officers at similar public companies, based on available proxy statement data and other data, or by reviewing publicly available third-party surveys to understand developments in compensation in the lodging sector.

All elements
Elements of compensation should be linked with performance

Performance-based pay aligns the interest of management with the Company’s stockholders. Performance-based compensation motivates and rewards individual efforts and Company success. The executive officers were historically eligible to receive a cash bonus in target amounts between 25%-35% of their base salary, subject to consideration of the performance metrics described under the heading “Cash Bonus Plan.”

Cash bonus/stock awards
Compensation should align the interests of our executive officers with those of our stockholders

The Company’s executive compensation is designed to reward favorable total stockholder returns, both in an absolute amount and relative to the Company’s peers, taking into consideration the Company’s competitive position within the real estate industry and each executive’s long-term contributions to the Company. The NCGC Committee takes into account significant existing equity ownership positions of our named executive officers.

Non-discretionary ESOP allocations, restricted stock awards
Compensation should provide incentives and reward named executive officers for their contribution to our Company

The Company strives to provide a rewarding and professionally challenging work environment for its executive officers. The Company believes that executive officers who are motivated and challenged by their duties are more likely to achieve the individual and corporate performance goals. The Company’s executive compensation plan should reflect this work environment and reward the executive officers for meeting or exceeding performance expectations.

All elements

Base Salary

The original base salary amounts of the named executive officers were provided for in their respective employment agreements and are subject to adjustment pursuant to the terms of those agreements. In setting base salaries, and annually considering adjustments, the NCGC Committee uses an evaluation process considering the named executive officer’s position, level and scope of responsibility and an evaluation of base salaries and other benefits of other executive officers of comparable companies, including an analysis of our Company’s current operating results. The 2024 annual base salaries for the named executive officers are provided in the Summary Compensation Table.

For 2025, the NCGC Committee approved annual base salaries for Mr. Sims, Mr. Folsom, and Mr. Domalski of $577,494, $571,719, and $406,971, respectively. The NCGC Committee made a subjective determination of a reasonable cost of living increase to the base salaries of each of the named executive officers.

Cash Bonus Plan

Under our employment agreements with the named executive officers, each named executive officer is eligible to receive a cash bonus in target amounts between 25%-35% of base salary. The NCGC Committee has reviewed these agreements and has determined in the best interests of the Company to structure a cash bonus plan that may award above or below the 25%-35% target range indicated in the agreements subject to consideration of the following:

•
the need to retain and motivate our existing executives; and
•
realizing the 2024 corporate goals and objectives and other personal goals established by our Board based on recommendations from our Chief Executive Officer.

For 2024, the NCGC Committee approved cash bonuses for Mr. Sims, Mr. Folsom, and Mr. Domalski of $90,000, $70,000, and $47,500, respectively. The NCGC Committee has determined that for 2025, the annual target bonus for which each of our named executive officers is eligible to receive will be an amount between 25%-35% of each such executive's base salary, pursuant to each executive's employment agreement.

Stock Awards

See “Stock Awards Granted” below.

Employee Stock Ownership Plan

The Company sponsors and maintains the Sotherly Hotels Inc. ESOP and related trust for the benefit of its eligible employees. Employees who are at least 21 years old with at least one year of service during which the employee has completed at least 1,000 hours of service with the Company are eligible to participate. On December 29, 2016, the Company entered into a loan agreement with the ESOP pursuant to which the ESOP may borrow up to $5,000,000 from the Company to purchase shares of the Company’s common stock (“ESOP Loan”). Between January 3, 2017 and February 23, 2017, the ESOP purchased 682,500 shares of the Company’s common stock in the open market. In accordance with the ESOP Loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP Loan. The ESOP Loan will be repaid principally from discretionary contributions by the Company to the ESOP over a period ending no later than December 29, 2036. The interest rate on the ESOP Loan is 2.5% and the ESOP Loan documents provide that the ESOP Loan may be repaid over a shorter period, without penalty for prepayments. Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.

Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP Loan will be allocated among ESOP participants on the basis of compensation in the year of allocation. Participants will generally be 100% vested in their ESOP account balances upon completion of five years of credited service. A participant’s interest in his or her account under the ESOP will also fully vest in the event of termination of service due to normal retirement, death, or disability. Distributions of vested ESOP account balances will be made in cash, provided that the participant will have the right to request a stock distribution, subject to the Company’s governing documents and applicable law. The Company contributions to the ESOP are discretionary, subject to the ESOP Loan documents and tax law limits. Pursuant to generally accepted accounting principles, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released or committed to be released from the suspense account.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by Andrew M. Sims, David R. Folsom, and Anthony E. Domalski during the past three (3) fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Andrew M. Sims, Chairman	2024	559,316	147,000	(1)			74,103	(11)	780,419
	2023	543,025	126,897	(2)	138,203	(7)	76,382	(12)	884,506
	2022	507,789	165,000		—		68,341	(13)	741,129

David R. Folsom, President and CEO	2024	553,723	124,150	(3)			71,271	(11)	749,144
	2023	537,595	130,464	(4)	70,023	(8)	76,987	(12)	815,069
	2022	502,711	110,000		49,955	(9)	69,153	(13)	731,818

Anthony E. Domalski, Vice President, CFO and Secretary	2024	394,160	90,250	(5)			67,497	(11)	551,907
	2023	382,680	83,491	(6)	62,652	(10)	81,032	(12)	609,855
	2022	357,849	80,000		—		78,107	(13)	515,956

(1)
Includes (i) a cash bonus of $90,000 and (ii) the aggregate dollar value of a stock award of 60,000 shares of common stock calculated by multiplying the closing market price of our common stock of $0.95 on January 2, 2025, the date of the award, as reported on NASDAQ, by the number of shares of stock awarded.
(2)
Includes (i) a cash bonus of $95,000 and (ii) the aggregate dollar value of a stock award of 23,715 shares of common stock calculated by multiplying the closing market price of our common stock of $1.345 on January 18, 2024, the date of the award, as reported on NASDAQ, by the number of shares of stock awarded.
(3)
Includes (i) a cash bonus of $70,000 and (ii) the aggregate dollar value of a stock award of 57,000 shares of common stock calculated by multiplying the closing market price of our common stock of $0.95 on January 2, 2025, the date of the award, as reported on NASDAQ, by the number of shares of stock awarded.
(4)
Includes (i) a cash bonus of $70,000 and (ii) the aggregate dollar value of a stock award of 44,955 shares of common stock calculated by multiplying the closing market price of our common stock of $1.345 on January 18, 2024, the date of the award, as reported on NASDAQ, by the number of shares of stock awarded.
(5)
Includes (i) a cash bonus of $47,500 and (ii) the aggregate dollar value of a stock award of 45,000 shares of common stock calculated by multiplying the closing market price of our common stock of $0.95 on January 2, 2025, the date of the award, as reported on NASDAQ, by the number of shares of stock awarded.
(6)
Includes (i) a cash bonus of $50,000 and (ii) the aggregate dollar value of a stock award of 24,900 shares of common stock calculated by multiplying the closing market price of our common stock of $1.345 on January 18, 2024, the date of the award, as reported on NASDAQ, by the number of shares of stock awarded.
(7)
Represents the aggregate dollar value of a stock award of 75,000 shares of common stock calculated by multiplying the closing market price of our common stock of $1.8427 on January 23, 2023, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded (pursuant to Mr. Sims current employment agreement with the Company dated as of January 1, 2020 (as amended on January 23, 2023, the "Sims Employment Agreement"), the Company issued 75,000 restricted shares of common stock to Mr. Sims on January 23, 2023, which vest as described in the section titled "Stock Awards Granted" below).
(8)
Represents the aggregate dollar value of a stock award of 38,000 shares of common stock calculated by multiplying the closing market price of our common stock of $1.8427 on January 23, 2023, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded (pursuant to Mr. Folsom's current employment agreement with the Company dated as of January 1, 2020 (as amended on January 23, 2023, the "Folsom Employment Agreement"), the

Company issued 38,000 restricted shares of common stock to Mr. Folsom on January 23, 2023, which vest as described in the section titled "Stock Awards Granted" below).
(9)
Represents the aggregate dollar value of a stock award of 26,431 shares of common stock calculated by multiplying the closing market price of our common stock of $1.89 on January 12, 2023, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded.
(10)
Represents the aggregate dollar value of a stock award of 34,000 shares of common stock calculated by multiplying the closing market price of our common stock of $1.8427 on January 23, 2023, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded (pursuant to Mr. Domalski's current employment agreement with the Company dated as of January 1, 2020 (as amended on January 23, 2023, the "Domalski Employment Agreement"), the Company issued 34,000 restricted shares of common stock to Mr. Domalski on January 23, 2023, which vest as described in the section titled "Stock Awards Granted" below).
(11)
Includes the Company contributions to the 401(k) plan in the amount of $13,800 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2024. Includes insurance premiums paid by our Company for life insurance policies for the named executive officers in the amount of approximately $0 for Mr. Sims, $4,899 for Mr. Folsom, and $2,685 for Mr. Domalski in 2024. Includes insurance premiums paid by our Company for health insurance policies for the named executive officers in the amount of approximately $27,439 for Mr. Sims, $27,439 for Mr. Folsom, and $27,439 for Mr. Domalski in 2024. Includes a reimbursement of $2,100 for Mr. Sims related to an executive health program. Includes insurance premiums paid by our Company for long-term disability insurance policies for the named executive officers in the amount of approximately $12,686 for Mr. Sims, $7,055 for Mr. Folsom, and $5,496 for Mr. Domalski in 2024. Includes ESOP allocation in the amount of $18,078 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2024, which represents the dollar value of the ESOP share allocation multiplied by the closing market price of our common stock of $0.9314 on December 31, 2024, the effective date of the allocation, as reported on NASDAQ.
(12)
Includes the Company contributions to the 401(k) plan in the amount of $13,200 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2023. Includes insurance premiums paid by our Company for life insurance policies for the named executive officers in the amount of approximately $0 for Mr. Sims, $4,899 for Mr. Folsom, and $2,685 for Mr. Domalski in 2023. Includes insurance premiums paid by our Company for health insurance policies for the named executive officers in the amount of approximately $25,019 for Mr. Sims, $25,019 for Mr. Folsom, and $32,993 for Mr. Domalski in 2023. Includes insurance premiums paid by our Company for long-term disability insurance policies for the named executive officers in the amount of approximately $11,268 for Mr. Sims, $6,975 for Mr. Folsom, and $5,259 for Mr. Domalski in 2023. Includes ESOP allocation in the amount of $26,895 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2023, which represents the dollar value of the ESOP share allocation multiplied by the closing market price of our common stock of $1.49 on December 31, 2023, the effective date of the allocation, as reported on NASDAQ.
(13)
Includes the Company contributions to the 401(k) plan in the amount of $12,200 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2022. Includes insurance premiums paid by our Company for life insurance policies for the named executive officers in the amount of approximately $0 for Mr. Sims, $4,899 for Mr. Folsom, and $2,685 for Mr. Domalski in 2022. Includes insurance premiums paid by our Company for health insurance policies for the named executive officers in the amount of approximately $26,377 for Mr. Sims, $26,377 for Mr. Folsom, and $39,020 for Mr. Domalski in 2022. Includes insurance premiums paid by our Company for long-term disability insurance policies for the named executive officers in the amount of approximately $10,381 for Mr. Sims, $6,294 for Mr. Folsom, and $4,819 for Mr. Domalski in 2022. Includes ESOP allocation in the amount of $19,383 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2022, which represents the dollar value of the ESOP share allocation multiplied by the closing market price of our common stock of $1.80 on December 31, 2022, the effective date of the allocation, as reported on NASDAQ.

Outstanding Equity Awards at Fiscal Year End

	Stock awards
Name	Number of shares of stock that have not vested (#)		Market value of shares that have not vested ($)
Andrew M. Sims, Chairman	45,000	(1)	41,913	(4)
David R. Folsom, President and CEO	22,800	(2)	21,236	(4)
Anthony E. Domalski, Vice President, CFO and Secretary	20,400	(3)	19,001	(4)

(1)
Pursuant to the Sims Employment Agreement, Mr. Sims was issued 75,000 restricted shares on January 23, 2023, which vest as described in the section titled “Stock Awards Granted” below.
(2)
Pursuant to the Folsom Employment Agreement, Mr. Folsom was issued 38,000 restricted shares on January 23, 2023, which vest as described in the section titled “Stock Awards Granted” below.
(3)
Pursuant to the Domalski Employment Agreement, Mr. Domalski was issued 34,000 restricted shares on January 23, 2023, which vest as described in the section titled “Stock Awards Granted” below.
(4)
Represents the dollar value of shares of common stock calculated by multiplying the closing market price of our common stock of $0.9314 on December 31, 2024, as reported on NASDAQ, by the number of shares.

No other compensation has been awarded to, earned by or paid to any of our named executive officers which is required to be reported in the above tables.

2024 Base Salary

For 2024, Andrew M. Sims received $559,316 in base cash salary, pursuant to the terms of his employment agreement. For 2024, David R. Folsom received $553,723 in base cash salary, pursuant to the terms of his employment agreement. For 2024, Anthony E. Domalski received $394,160 in base cash salary, pursuant to the terms of his employment agreement.

2024 Cash Bonuses Awarded

The NCGC Committee awarded cash bonuses to the named executive officers for fiscal year 2024 of $90,000, $70,000, and $47,500 to Andrew M. Sims, David R. Folsom, and Anthony E. Domsalski, respectively. In making its decisions, the NCGC Committee considered the factors described above under the caption “Cash Bonus Plan.”

Stock Awards Granted

The NCGC Committee may, in connection with the entry into employment agreements and modifications to existing employment agreement and pursuant to the 2022 Plan, grant restricted stock awards to our named executive officers. The NCGC Committee met on January 12, 2023 and determined to (i) extend the term of the employment agreements for each of our named executive officers until December 31, 2027 and (ii) provide the named executive officers with restricted stock awards, in recognition for their performance during the COVID-19 pandemic. The NCGC Committee also took into account the Company's financial results for the 2022 fiscal year as compared to the 2021 fiscal year, each executive's compensation relative to compensation offered at comparable companies based on publicly available data and the need to offer competitive compensation to retain key executives.

Pursuant to the amendment, dated January 23, 2023, to the Sims Employment Agreement, the Company issued 75,000 restricted shares of common stock to Mr. Sims on January 23, 2023, which vest in equal amounts of 15,000 shares over a five-year period on March 31 of each year, commencing March 31, 2023 and ending March 31, 2027.

Pursuant to the amendment, dated January 23, 2023, to the Folsom Employment Agreement, the Company issued 38,000 restricted shares of common stock to Mr. Folsom on January 23, 2023, which vest in equal amounts of 7,600 shares over a five-year period on March 31 of each year, commencing March 31, 2023 and ending March 31, 2027.

Pursuant to the amendment, dated January 23, 2023, to the Domalski Employment Agreement, the Company issued 34,000 restricted shares of common stock to Mr. Domalski on January 23, 2023, which vest in equal amounts of 6,800 shares over a five-year period on March 31 of each year, commencing March 31, 2023 and ending March 31, 2027.

On December 23, 2024 the NCGC Committee approved stock awards of our Company's common stock of 60,000, 57,000, and 45,000 to Mr. Sims, Mr. Folsom, and Mr. Domalski respectively, as a non-cash bonus for service during 2024, pursuant to the 2022 Plan.

OPTION EXERCISES AND STOCK VESTED

The Company has not granted any stock option awards to the named executive officers. The following table sets forth information with respect to the vesting of the named executive officers' restricted common stock during 2024.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Andrew M. Sims, Chairman	15,000	21,750(1)

David R. Folsom, President and CEO	7,600 30,000	11,020(1) 27,942(2)

Anthony E. Domalski, CFO	6,800	9,860(1)

(1)
For purposes of this table, the market value per vested share of common stock is assumed to be the closing market price per common share of $1.45 on March 31, 2024, the vesting date for those shares, as reported on NASDAQ.
(2)
For purposes of this table, the market value per vested share of common stock is assumed to be the closing market price per common share of $0.9314 on December 31, 2024, the vesting date for those shares, as reported on NASDAQ.

Employment Agreements

Our current employment agreements with our named executive officers, provide for each executive’s annual salary and possible additional compensation in the form of cash bonus and restricted stock awards. Each current executive will receive customary benefits, including a term life insurance policy of $1.0 million and disability insurance in an amount so that each executive will receive monthly payments equal to one-half of each executive’s monthly salary payment in the event of disability. As described below, the current employment agreements provide our executives with severance benefits if such executive’s employment ends under certain circumstances including a change in control. We believe that the current employment agreements will benefit us by helping to retain Mr. Sims, Mr. Folsom, and Mr. Domalski and by allowing such executives to focus on their duties without the distraction of the concern for their personal situation in the event of a possible change in control of our Company.

Our current employment agreements with Mr. Sims, Mr. Folsom, and Mr. Domalski contain provisions providing for substantial payments to these executives in the event of a change of control of our Company. Specifically, if we terminate these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Andrew M. Sims to our Board or his involuntary removal from our Board, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

•
any accrued but unpaid salary and bonuses;
•
vesting of any previously issued stock options or restricted stock;
•
payment of the executive’s life, health and disability insurance coverage for a period of five (5) years following termination;
•
any unreimbursed expenses; and
•
a severance payment equal to three (3) times the executive’s combined salary and actual bonus compensation for the preceding fiscal year, to be paid within five (5) days of such executive officer’s last day of employment.

The Folsom Employment Agreement also provides that the complete liquidation or dissolution of the Company constitutes a change in control. In the event that the Company elects not to renew Mr. Folsom’s employment agreement, Mr. Folsom is entitled to receive the following: (i) any accrued but unpaid salary and bonuses; (ii) a severance payment equal to Mr. Folsom’s combined salary and actual bonus compensation for the preceding fiscal year, to be paid within five (5) days of Mr. Folsom’s last day of employment; and (iii) payment of the full premium (including administrative fee) for continuing health insurance coverage under COBRA or any similar state law for a period of two (2) years following the expiration of his employment agreement.

The NCGC Committee met on January 12, 2023 and determined to (i) extend the term of the employment agreements for each of our named executive officers until December 31, 2027 and (ii) provide the named executive officers with restricted stock awards, in recognition for their performance during the COVID-19 pandemic.

TERMINATION PAYMENTS TABLE

The following table indicates the cash amounts, accelerated vesting and other payments and benefits that the named executive officers would be entitled to receive under various circumstances pursuant to the terms of their respective employment agreements. The table assumes that termination of the named executive officer from the Company under the scenario shown occurred on December 31, 2024.

Name and Termination Scenario	Cash Payment(1) ($)	Acceleration of Vesting of Long- Term Equity Incentive Awards ($)		Excise Tax Gross-Up Payments	Other Benefits ($)		Total ($)
Andrew M. Sims, Chairman
Upon Death	—	—		—	—		—
Upon Disability	—	—		—	—		—
By Company For Cause or By Executive Without Good Reason	—	—		—	—		—
By Company Without Cause or By Executive for Good Reason (including Change in Control)	2,009,765	41,913	(2)	—	200,624	(5)	2,252,302

David R. Folsom, President and CEO
Upon Death	—	—		—	—		—
Upon Disability	—	—		—	—		—
By Company For Cause or By Executive Without Good Reason	—	—		—	—		—
By Company Without Cause or By Executive for Good Reason (including Change in Control)	2,004,178	21,236	(3)	—	196,965	(5)	2,222,379
Non-Renewal of Agreement by Company	668,059	—			54,877	(6)	722,937

Anthony E. Domalski, Vice President, CFO and Secretary
Upon Death	—	—		—	—		—
Upon Disability	—	—		—	—		—
By Company For Cause or By Executive Without Good Reason	—	—		—	—		—
By Company Without Cause or By Executive for Good Reason (including Change in Control)	1,398,512	19,001	(4)	—	178,096	(5)	1,595,608

(1)
This column assumes that termination occurred on December 31, 2024 and therefore uses 2023 salary and bonus compensation amounts in its calculations, as provided for in the respective employment agreements. This column assumes that there was neither salary nor annual performance bonus earned but unpaid as of December 31, 2024. For Mr. Folsom, these amounts include stock awards that were awarded in lieu of cash salary. Amounts shown are lump-sum payments.
(2)
Reflects accelerated vesting of 45,000 unvested shares of Mr. Sim's restricted common stock awards. For purposes of this table, the market value per share of common stock is assumed to be the closing market price per common share of $0.9314 on December 31, 2024, as reported on NASDAQ.
(3)
Reflects accelerated vesting of 22,800 unvested shares of Mr. Folsom’s restricted common stock awards. For purposes of this table, the market value per share of common stock is assumed to be the closing market price per common share of $0.9314 on December 31, 2024, as reported on NASDAQ.
(4)
Reflects accelerated vesting of 20,400 unvested shares of Mr. Domalski's restricted common stock awards. For purposes of this table, the market value per share of common stock is assumed to be the closing market price per common share of $0.9314 on December 31, 2024, as reported on NASDAQ.
(5)
This amount represents the lump-sum dollar value of five years of payments for the respective executive’s life, health and disability insurance, using 2024 payments as an estimate and assuming no changes in the cost of these payments.
(6)
This amount includes the lump-sum dollar value of two years of payments for the executive’s health insurance, using 2024 payments as an estimate and assuming no changes in the cost of these payments.

For fiscal year 2024, there were no pension benefits or nonqualified deferred compensation.

CEO Pay Ratio

Our CEO to median employee pay ratio is calculated in accordance with Item 402(u) of Regulation S-K. The annual total compensation for fiscal year 2024 for our CEO was $749,144, and for the median employee was $338,905. The resulting ratio of our CEO’s pay to the pay of our median employee for fiscal year 2024 is 2.21 to 1.00. Our methodology for calculating the CEO pay ratio is explained below.

•
Employee Population. We determined that our employee population, as of December 31, 2024, consisted of eight full-time employees, excluding our CEO.
•
Median Employee. We calculated the annual total compensation of each employee as of December 31, 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, then selected the median employee.
•
CEO Pay Ratio. We calculated our CEO's annual total compensation in the same manner as the median employee. Finally, we divided our CEO's annual total compensation by the median employee's total compensation to determine the pay ratio.

Registrant's Action to Recover Erroneously Awarded Compensation

The Company was not required to prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Company's compensation recovery policy at any time during or after the last completed fiscal year.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant stock option awards to its executives and, therefore, does not have any policies or practices in place for such awards. The Company did not grant any stock option awards in 2024.

Risk Management Considerations

The NCGC Committee oversees risks associated with our executive compensation plans and arrangements. The Company does not believe that the executive compensation plan is reasonably likely to cause a material adverse impact on the Company for several reasons. First, our named executive officers own significant amounts of common stock in the Company, and continue to receive additional shares of common stock pursuant to the Company’s ESOP, which we believe aligns the interests of our executives with that of our stockholders and encourages a focus on long-term value creation. Second, we have historically offered cash incentive bonuses in targeted amounts of 25%-35% of base salary subject to the consideration of performance metrics that are designed to reflect benefits to the Company. We have never granted stock options.

Impact of Accounting and Tax Treatments of Compensation

The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the NCGC Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive.

While an exception exists for certain contracts in place as of November 2, 2017, only the first $1 million in compensation paid to our named executive officers generally is deductible. Therefore, the NCGC Committee retains flexibility to provide compensation under the plan to executives consistent with the Company’s compensation programs, even if such compensation would not be fully deductible.

DIRECTOR COMPENSATION

The following table sets forth the cash and non-cash compensation earned and awarded to certain of our independent, non-employee directors for their service during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Maria L. Caldwell	$29,917	$4,035 (1)	$33,952
G. Scott Gibson IV	$35,125	$4,035 (1)	$39,160
Walter S. Robertson III	$33,833	$2,138 (2)	$35,971
Herschel J. Walker	$23,542	$4,035 (1)	$27,577
Anthony C. Zinni	$29,333	$4,035 (1)	$33,368
Edward S. Stein (4)	$17,750	$1,009 (3)	$18,759

(1)
Represents the aggregate dollar value of a restricted stock award of 3,000 shares calculated by multiplying the closing market price of our common stock of $1.345 per share on January 18, 2024, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded.
(2)
Represents the aggregate dollar value of a restricted stock award of 2,250 shares calculated by multiplying the closing market price of our common stock of $0.95 per share on January 2, 2025, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded.
(3)
Represents the aggregate dollar value of a restricted stock award of 750 shares calculated by multiplying the closing market price of our common stock of $1.345 per share on January 18, 2024, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded.
(4)
Edward S. Stein’s tenure as a director ended on April 30, 2024.

The NCGC Committee reviews the level of compensation of our non-employee directors on an annual basis. To determine how appropriate the current level of compensation for our non-employee directors is, the NCGC Committee has historically obtained data from a number of different sources including publicly available data describing director compensation in peer companies.

We compensate our independent, non-employee directors for their services as members of the Board and its standing and any ad hoc committees through a mixture of cash and equity-based compensation. Eligible independent, non-employee directors receive annual compensation of $20,000, plus a fee of $750 (plus out-of-pocket expenses) for attendance in person at each meeting of the Board. Directors who attend Board meetings telephonically receive a fee of $375. Members of Board committees receive meeting fees ranging from $375 to $2,250 per committee meeting, along with a $10,000 quarterly retainer fee and $4,875 quarterly chair fee for service on an ad hoc committee. Directors who are also officers or employees of our Company do not receive separate compensation for service as a director. Directors Walter S. Robertson III and G. Scott Gibson IV each receive an additional $6,500 per year for their services as chairs of the NCGC Committee and Audit Committee, respectively.

On an annual basis, the NCGC Committee awards restricted stock to certain independent, non-employee directors pursuant to the 2022 Plan. On January 2, 2025, our independent directors received an incentive stock award of 3,000 shares each that will vest on December 31, 2025. Also on January 2, 2025, director Robertson received an unrestricted stock award of 2,250 shares for his service in 2024. On January 18, 2024, directors Caldwell, Gibson, Walker, and Zinni received an incentive stock award of 3,000 shares that became fully vested on December 31, 2024. Also on January 18, 2024, former director Stein received an incentive stock award of 750 shares that became fully vested on April 30, 2024. Although distributions are paid on all restricted stock, whether or not vested, at the same rate and on the same date as on shares of our common stock, these holders will be prohibited from selling such shares until they vest.

2022 Long-Term Incentive Plan

We have established the 2022 Plan for the purpose of recruiting and retaining our and our affiliates’ executive officers, employees, non-employee directors and consultants. The 2022 Plan authorizes the issuance of options to purchase shares of common stock and the grant of stock awards, deferred shares, performance shares and performance units.

Administration of the 2022 Plan is carried out by the NCGC Committee. The NCGC Committee may delegate a portion of its authority under the 2022 Plan to one or more officers.

Our officers and employees and those of our Operating Partnership and other subsidiaries are eligible to participate in the 2022 Plan. Our non-employee directors, and other persons that provide consulting services to us and our subsidiaries, are also eligible to participate in the 2022 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership, as of April 15, 2025, of (i) shares of the Company’s common stock for each person or group known to us to be holding more than 5.0% of the number of shares of common stock outstanding, (ii) shares of common stock for each director and named executive officer, and (iii) for the directors and named executive officers of the Company as a group. None of the named executive officers has pledged any of their common shares as collateral. As of April 15, 2025, the Company had outstanding 20,126,415 shares of its common stock, $0.01 par value per share. The table shows the number of shares of common stock and number of partnership interests or units in the Operating Partnership the person “beneficially owns,” as determined by the rules of the Securities and Exchange Commission (the “Commission”). The Operating Partnership is controlled by the Company as its sole general partner. The Operating Partnership is obligated to redeem each unit at the request of the holder thereof for the cash value of one share of common stock or, at the Company’s option, one share of common stock.

Name of Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class(2)
Andrew M. Sims	1,708,177	(3)	8.5
Rollins Capital Partners, LP; Rollins Capital LLC; Rollins Capital Management LLC; and John A. Wright	1,907,000	(4)	9.5
Gator Capital Management, LLC; Derek Pilecki; Gator Financial Partners, LLC; and ECA Fund, LP	1,000,187	(5)	5.0
David R. Folsom	703,086	(6)	3.5
Anthony E. Domalski	342,281	(7)	1.7
General Anthony C. Zinni	110,164	(8)	*
G. Scott Gibson IV	76,093	(8)	*
Herschel J. Walker	56,573	(8)	*
Maria L. Caldwell	48,190	(8)	*
Walter S. Robertson III	5,250	(8)	*
All executive officers and directors as a group (8 persons)	3,049,814		15.2

* Represents less than 1% of the number of shares of common stock of the Company.

(1)
Unless otherwise indicated, the named stockholders have sole voting power with respect to all shares shown as being beneficially owned by them. Includes all restricted stock awards, including those that will vest at a later date.
(2)
Rounded to the nearest one-tenth percent.
(3)
Includes 793,937 shares held by the family limited partnership of Andrew M. Sims. Includes 87,331 shares held in the Company’s ESOP and allocated to Mr. Sims subject to the terms of the ESOP. Includes 30,000 shares of unvested restricted common stock granted under the 2022 Plan pursuant to Mr. Sims' current employment agreement with us that vest in equal amounts of 15,000 shares on March 31, 2026 and March 31, 2027.
(4)
Based on information set forth in an Amendment No. 4 to Schedule 13G filed with the Securities and Exchange Commission on November 12, 2024, Rollins Capital Partners, LP, Rollins Capital LLC, Rollins Capital Management LLC, and John A. Wright have shared voting and dispositive power over 1,907,000 shares of common stock. The address of each of Rollins Capital Partners, LP, Rollins Capital LLC, Rollins Capital Management LLC, and John A. Wright is 600 Congress Street, 14th Floor, Austin, Texas 78701.
(5)
Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on December 9, 2024, Gator Capital Management, LLC and Derek Pilecki reported shared voting power and shared dispositive power with respect to 1,000,187 shares of common stock, Gator Financial Partners, LLC reported shared voting power and shared dispositive power with respect to 858,879 shares of common stock, and ECA Fund, LP reported shared voting power and shared dispositive power with respect to 124,908 shares of common stock. The address of each of Gator Capital

Management, LLC, Derek Pilecki, Gator Financial Partners, LLC and ECA Fund, LP is 2502 N. Rocky Point Dr., Suite 665, Tampa, FL 33607.
(6)
Includes 501,660 shares held by the David R. Folsom Revocable Trust. Includes 87,331 shares held in the Company’s ESOP and allocated to Mr. Folsom subject to the terms of the ESOP. Includes 15,200 shares of unvested restricted common stock granted under the 2022 Plan pursuant to Mr. Folsom's current employment agreement with us that vest in equal amounts of 7,600 shares on March 31, 2026 and March 31, 2027.
(7)
Includes 87,331 shares held in the Company’s ESOP and allocated to Mr. Domalski subject to the terms of the ESOP. Includes 13,600 shares of unvested restricted common stock granted under the 2022 Plan pursuant to Mr. Domalski's current employment agreement with us that vest in equal amounts of 6,800 shares on March 31, 2026 and March 31, 2027.
(8)
Includes 3,000 unvested shares of restricted common stock granted under the 2022 Plan which will vest on December 31, 2025.

The following table sets forth the beneficial ownership, as of April 15, 2025, of shares of each class of our preferred stock that is issued and outstanding for each director and named executive officer.

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock
Name of Beneficial Owner	Shares Owned	Percent of Class(1)	Shares Owned	Percent of Class(2)	Shares Owned	Percent of Class(3)
Andrew M. Sims	1,500	*	1,500	*	1,500	*
David R. Folsom	1,450	0	0	0	0	0
Walter S. Robertson III	0	0	0	0	0	0
Anthony E. Domalski	0	0	0	0	0	0
General Anthony C. Zinni	0	0	0	0	0	0
G. Scott Gibson IV	0	0	0	0	0	0
Herschel J. Walker	0	0	0	0	0	0
Maria L. Caldwell	0	0	0	0	0	0
All executive officers and directors as a group (8 persons)	2,950	*	1,500	*	1,500	*

* Represents less than 1% of the number of shares of the relevant class of the Company’s stock.

(1)
Based on 1,510,000 shares of our Series B Preferred Stock issued and outstanding as of March 15, 2025.
(2)
Based on 1,384,610 shares of our Series C Preferred Stock issued and outstanding as of March 15, 2025.
(3)
Based on 1,165,000 shares of our Series D Preferred Stock issued and outstanding as of March 15, 2025.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section immediately above, Item 12(a).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independent Directors

All of the members of the Audit Committee and the NCGC Committee and a majority of the Board must meet the test of “independence” as defined by the listing standards of NASDAQ. NASDAQ standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board has a responsibility to make an affirmative determination that a director has no relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment. The Board has determined that each of directors Caldwell, Gibson, Robertson, Walker, and Zinni, and former director Stein, satisfies the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the Board. Therefore, we believe that each of such directors is independent under NASDAQ rules.

Certain Relationships and Related Transactions

In accordance with our Audit Committee charter and procedures established by the Audit Committee, our Audit Committee or another independent body of our Board is responsible for reviewing and approving the terms and conditions of all related party transactions. Any transaction, in which the amount involved exceeds $120,000, and in which a director or executive officer of our Company or a member of the immediate family of a director or officer has a direct or indirect material interest, would need to be approved by our Audit Committee or another independent body of our Board prior to our Company entering into such transaction. The procedures for review and approval of certain relationships and related transactions are contained in our Audit Committee charter which is available on our website at www.sotherlyhotels.com.

All new related party transactions that were not previously approved were reviewed and approved by our Audit Committee or another independent body of our Board in 2024, unless otherwise indicated.

Transactions with Our Town Hospitality

Our Town Hospitality, LLC (“Our Town”) is currently the management company for each of our ten wholly-owned hotels, as well the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of March 15, 2025, an affiliate of Andrew M. Sims, our Chairman; an affiliate of David R. Folsom, our President and Chief Executive Officer; and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 62.77%,

6.21%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

Management Agreements

On September 6, 2019, we entered into a master agreement with Our Town and the former majority equity holder of Our Town related to the management of certain of our hotels, as amended and restated on November 6, 2024 (as amended, the “OTH Master Agreement”). On December 13, 2019 and subsequent dates, we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are each referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements.”

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

Each of the OTH Hotel Management Agreements has an initial term ending March 31, 2035. Each of the OTH Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension. The agreements provide that Our Town will be the sole and exclusive manager of the hotels as the agent of the respective Company subsidiary that engages OTH, at the sole cost and expense of that Company subsidiary, and subject to certain operating standards.

Each OTH Hotel Management Agreement may be terminated in connection with a Sale of the related hotel. The OTH Master Agreement limits the termination right upon a Sale of a hotel to a third party purchaser that is not an affiliate or a related person of the Operating Partnership, the Company or the TRS Lessee, and the transaction is for consideration consisting of cash or a mixture of cash, debt and marketable securities with an aggregate value at least equal to the fair market value of the hotel. A “Sale” is defined in each of the OTH Hotel Management Agreements as any sale, assignment, transfer or other disposition, for value or otherwise, voluntary or involuntary of the landlord’s title in the hotel, or of a controlling interest therein, other than a collateral assignment intended to provide security for a loan, and includes any such disposition through the disposition of the ownership interests in the entity that holds such title and any lease or sublease of the hotel other than the hotel lease.

In connection with a termination upon the Sale of the hotel, Our Town will be entitled to receive a termination fee equal to the lesser of (i) the management fee paid with respect to the prior twelve months or (ii) the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the OTH Hotel Management Agreement. Upon the Sale of a hotel, no termination fee will be due in the event the Company elects to provide Our Town with the opportunity to manage another comparable hotel and Our Town is not precluded from accepting such opportunity. Our Town is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

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

The base management fee for each of our hotels is a percentage of the gross revenues of the hotel and is due monthly. The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels managed by Our Town are shown below:

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

For the years ended December 31, 2024 and 2023, base management fees earned by Our Town under the contract were approximately $4.7 million and $4.5 million, respectively, and the incentive management fees earned by Our Town were approximately $0.1 million and $0.2 million, respectively.

Sublease

On December 13, 2019, we entered into a sublease agreement (the “Sublease”) with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the primary lease. For the years ended December 31, 2024 and 2023, the Company received rent income from Our Town of approximately $135,511 and $24,755, respectively.

Employee Medical Benefits

We purchase employee medical benefits through a self-insurance arrangement sponsored by Our Town (or its affiliate). Our Town provides medical insurance for its employees working exclusively at our hotels and we pay Our Town the actual costs, net of employee contributions, of providing medical insurance for those employees. For the years ended December 31, 2024 and 2023, we paid approximately $3.9 million and $2.7 million, respectively, for the employer portion of the plan covering those employees that work exclusively for our properties under our management agreements with Our Town. Additionally, Our Town's policy is to rebate 70% of our pro rata share of any annual surplus in its self-insured health plan back to the Company and retain the remaining 30%.

Transactions with Employees

Effective as of June 24, 2013, and following the approval by a committee consisting of Sotherly’s independent directors, we hired Robert E. Kirkland IV as an employee of the Company. Robert E. Kirkland IV is son-in-law to our Chairman. Effective as of September 30, 2014, and following the approval by a committee consisting of Sotherly’s independent directors, we hired Andrew M. Sims Jr. as an employee of the Company. Andrew M. Sims Jr. is the son of our Chairman. Neither Robert E. Kirkland IV nor Andrew M. Sims, Jr. is, or was, an executive officer of Sotherly or the Operating Partnership. For the year ended December 31, 2024, Robert E. Kirkland IV and Andrew M. Sims Jr. received approximately $396,922 and $289,760, respectively, in total compensation. For the year ended December 31, 2023, Robert E. Kirkland IV and Andrew M. Sims Jr. received approximately $387,268 and $280,515, respectively, in total compensation. Robert E. Kirkland IV serves as General Counsel and Andrew M. Sims Jr. serves as Vice President – Operations & Investor Relations.

Kirkland and Sims Jr. Employment Agreements – On January 1, 2020, the Company entered into an employment agreement with Mr. Kirkland (the "Kirkland Agreement"), and on January 23, 2023, the Company entered into an employment agreement with Mr. Sims Jr. (the "Sims Jr. Agreement"). Each of the Kirkland Agreement and the Sims Jr. Agreement has an initial term ending on December 31, 2027. Thereafter, the term of each of the Kirkland Agreement and the Sims Jr. Agreement will be automatically extended for an additional year, on the anniversary of the commencement date of the agreement, unless either party gives one hundred eighty (180) days prior written notice that the term will not be extended. The Kirkland Agreement and Sims Jr. Agreement provide for Mr. Kirkland's and Mr. Sims Jr.'s annual salary and possible additional compensation in the form of a cash bonus and stock awards. For the 12-month period ending December 31, 2024, Mr. Kirkland received a salary of $260,642. For each of the remaining five years under the term of the agreement, Mr. Kirkland's salary is subject to review and adjustment by the NCGC Committee. The Kirkland Agreement provides for a restricted stock grant of 17,500 restricted shares of the Company's common stock. The shares were issued on January 23, 2023 and will vest in equal amounts of 3,500 shares over a five-year period on March 31 of each year commencing March 31, 2023 and ending March 31, 2027. For the 12-month period ending December 31, 2024, Mr. Sims Jr. received a salary of $182,021. For each of the remaining four years under the term of the agreement, Mr. Sims Jr.’s salary is subject to review and adjustment by the NCGC Committee. The Sims Jr. Agreement provides for a restricted stock grant of 12,500 restricted shares of the Company's common stock. The shares were issued on January 23, 2023 and will vest in equal amounts of 2,500 shares over a five-year period on March 31 of each year commencing March 31, 2023 and ending March 31, 2027.

In addition, pursuant to the Kirkland Agreement and the Sims Jr. Agreement, Mr. Kirkland and Mr. Sims Jr. are entitled to receive:

1.
An annual cash performance bonus in a target amount between 25% and 35% of salary for that calendar year, based upon the attainment of quantitative performance goals set forth in a performance plan established by the NCGC Committee by January 31 of each year; and
2.
Customary benefits, including a term life insurance policy of $1 million and disability insurance in an amount such that, upon the occurrence of any event causing disability, Mr. Kirkland and Mr. Sims Jr. shall be entitled to receive the one-half of the monthly payments as would have been made under their respective employment agreements.

Mr. Kirkland and Mr. Sims Jr. will be entitled to receive benefits under their respective agreements if the Company terminates their employment without cause or if they resign with good reason or if there is a change in control of the Company during the term of the agreement. Under these scenarios, Mr. Kirkland and Mr. Sims Jr. are entitled to receive the following:

a.
any accrued but unpaid salary and bonuses;
b.
vesting of any previously issued stock options or restricted stock;
c.
payment of the executive’s life, health and disability insurance coverage for a period of five (5) years following termination (provided, however, that such right terminates if the executive accepts other employment that would reasonably be expected to provide such insurance);
d.
any unreimbursed expenses; and
e.
a severance payment equal to three (3) times the executive’s combined salary and actual bonus compensation for the preceding fiscal year, to be paid within five (5) days of the executive’s last day of employment.

Item 14. Principal Accountant Fees and Services

Forvis Mazars, LLP (f/k/a FORVIS, LLP) (“Forvis”) was our independent registered public accounting firm for the fiscal years ended December 31, 2024 and December 31, 2023.

Audit Fees. The aggregate fees billed by Forvis for professional services rendered for the audit of our annual consolidated financial statements, for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and for audits of acquisitions, consents and the review of our filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2024 and December 31, 2023 were $744,845 and $411,275, respectively.

Audit-Related Fees. The aggregate fees billed by Forvis for fees associated with audit services not required by statute or regulation and services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Forvis for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2024 and December 31, 2023 were $60,425 and $57,980, respectively.

All Other Fees. The aggregate fees billed by Forvis for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the years ended December 31, 2024 and December 31, 2023 were $0 and $0, respectively.

It is the Audit Committee’s policy to pre-approve all audit and non-audit services prior to the engagement of our independent auditor to perform any service. All of the services listed above for 2024 and 2023 were approved by the Audit Committee prior to the service being rendered.

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

4.4

Description of Registered Securities (incorporated by reference to the document previously filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

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

Exhibits
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

10.23

Form of Indemnification Agreement between Sotherly Hotels Inc. and its directors, officers, and certain employees (incorporated by reference to the document previously filed as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.) *

19.1

Sotherly Hotels Inc. Insider Trading Policy (incorporated by reference to the document previously filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

21.1

List of Subsidiaries of Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

Exhibits
21.2

List of Subsidiaries of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 21.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

23.1

Consent of Forvis Mazars, LLP (incorporated by reference to the document previously filed as Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

23.2

Consent of Forvis Mazars, LLP (incorporated by reference to the document previously filed as Exhibit 23.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously filed as Exhibit 31.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously filed as Exhibit 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

31.3

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously filed as Exhibit 31.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

31.4

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously filed as Exhibit 31.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).

31.5	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.6	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.7	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.8	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously furnished as Exhibit 32.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025). (+)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously furnished as Exhibit 32.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025). (+)

32.3

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously furnished as Exhibit 32.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025). (+)

32.4

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the document previously furnished as Exhibit 32.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025). (+)

97.1

Executive Officer Incentive Compensation Recovery Policy (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibits

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

Date: April 30, 2025

SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

By:	/s/ ANTHONY E. DOMALSKI
Anthony E. Domalski Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2025

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

By:	/s/ ANTHONY E. DOMALSKI
Anthony E. Domalski Chief Financial Officer