Form 10-Q
period 2025-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2025-05-15
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of May 12, 2025, there were 20,490,501 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2025, of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Note 7 – Preferred Stock and Units;
•
Note 8 – Common Stock and Units;
•
Note 13 – Earnings Per Share and Per Unit; and
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$372,607,991	$372,376,626
Cash and cash equivalents	11,510,791	7,327,880
Restricted cash	21,300,139	21,382,595
Accounts receivable, net	6,651,255	7,525,356
Prepaid expenses, inventory and other assets	6,018,062	5,763,463
TOTAL ASSETS	$418,088,238	$414,375,920
LIABILITIES
Mortgage loans, net	$315,290,497	$316,516,148
Unsecured notes	407,630	658,766
Finance lease liabilities	23,646,232	23,201,751
Accounts payable and accrued liabilities	28,595,128	26,577,504
Advance deposits	3,400,240	3,734,825
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$373,427,887	$372,777,154
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at March 31, 2025 and December 31, 2024, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at March 31, 2025 and December 31, 2024, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at March 31, 2025 and December 31, 2024, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 20,126,415 shares issued and outstanding at March 31, 2025 and 19,849,165 shares issued and outstanding at December 31, 2024.	201,264	198,492
Additional paid-in capital	175,277,341	175,372,798
Unearned ESOP shares	(447,052)	(862,107)
Distributions in excess of retained earnings	(129,005,361)	(131,695,891)
Total Sotherly Hotels Inc. stockholders’ equity	46,065,925	43,053,025
Noncontrolling interest	(1,405,574)	(1,454,259)
TOTAL EQUITY	44,660,351	41,598,766
TOTAL LIABILITIES AND EQUITY	$418,088,238	$414,375,920

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
REVENUE
Rooms department	$31,300,501	$29,739,657
Food and beverage department	10,151,860	9,752,449
Other operating departments	6,859,983	7,056,326
Total revenue	48,312,344	46,548,432
EXPENSES
Hotel operating expenses
Rooms department	6,840,845	6,552,184
Food and beverage department	6,956,521	6,464,855
Other operating departments	2,605,292	2,686,142
Indirect	18,988,885	18,484,896
Total hotel operating expenses	35,391,543	34,188,077
Depreciation and amortization	4,918,737	4,769,717
Corporate general and administrative	1,889,340	1,916,526
Total operating expenses	42,199,620	40,874,320
NET OPERATING INCOME	6,112,724	5,674,112
Other income (expense)
Interest expense	(5,447,565)	(4,888,806)
Interest income	70,790	214,772
Other income	126,590	124,877
Loss on early extinguishment of debt	—	(241,878)
Unrealized and realized gain on hedging activities	566	335,446
Gain on involuntary conversion of assets	3,873,881	122,391
Net income before income taxes	4,736,986	1,340,914
Income tax provision	(3,460)	(18,093)
Net income	4,733,526	1,322,821
Add: Net (income) loss attributable to noncontrolling interest	(48,685)	12,118
Net income attributable to the Company	4,684,841	1,334,939
Undeclared distributions to preferred stockholders	(1,994,312)	(1,994,312)
Net income (loss) attributable to common stockholders	$2,690,529	$(659,373)
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.13	$(0.03)
Weighted average number of common shares outstanding
Basic and diluted	19,810,498	19,359,601

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2024	3,973,310	$39,733	19,849,165	$198,492	$175,372,798	$(862,107)	$(131,695,891)	$(1,454,259)	$41,598,766
Net income	—	—	—	—	—	—	4,684,841	48,685	4,733,526
Issuance of common stock	—	—	277,250	2,772	260,615	—	—	—	263,387
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,049)	—	(732,049)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(374,960)	415,055	—	—	40,095
Amortization of restricted stock awards	—	—	—	—	18,888	—	—	—	18,888
Balances at March 31, 2025 (unaudited)	3,973,310	$39,733	20,126,415	$201,264	$175,277,341	$(447,052)	$(129,005,361)	$(1,405,574)	$44,660,351

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659
Net income	—	—	—	—	—	—	1,334,939	(12,118)	1,322,821
Issuance of common stock	—	—	152,360	1,524	203,401	—	—	—	204,925
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—		—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—		—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—		—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(26,542)	33,298	—	—	6,756
Amortization of restricted stock awards	—	—	—	—	44,270	—	—	—	44,270
Balances at March 31, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,000,351	$(1,731,209)	$(125,680,386)	$(1,343,862)	$47,483,119

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,733,526	$1,322,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,918,737	4,769,717
Amortization of deferred financing costs	222,376	153,650
Amortization of deferred lease expense	7,521	—
Amortization of mortgage premium	(6,170)	(6,170)
Amortization of finance lease liabilities	411,256	—
Gain on involuntary conversion of assets	(3,873,881)	(122,391)
Unrealized and realized gain on hedging activities	(566)	(335,446)
Loss on early extinguishment of debt	—	241,878
ESOP and stock - based compensation	322,371	255,956
Changes in assets and liabilities:
Accounts receivable	874,101	(1,022,611)
Prepaid expenses, inventory and other assets	(291,784)	667,389
Accounts payable and other accrued liabilities	1,205,838	1,885,162
Advance deposits	(334,585)	264,782
Net cash provided by operating activities	8,188,740	8,074,737
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,303,506)	(2,398,177)
Proceeds from involuntary conversion	3,916,056	122,391
Net cash used in investing activities	(387,450)	(2,275,786)
Cash flows from financing activities:
Proceeds from mortgage loans	—	35,000,000
Redemption of interest rate swap	—	965,000
Payments on mortgage loans	(1,441,857)	(25,585,343)
Payments on unsecured notes	(251,136)	(188,811)
Payments on finance lease liabilities	(13,529)	—
Payments of deferred financing costs	—	(605,015)
Preferred dividends paid	(1,994,313)	(1,994,313)
Net cash (used in) provided by financing activities	(3,700,835)	7,591,518
Net increase in cash, cash equivalents and restricted cash	4,100,455	13,390,469
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340
Cash, cash equivalents and restricted cash at the end of the period	$32,810,930	$39,626,809

Supplemental disclosures:
Cash paid during the period for interest	$4,356,376	$4,252,586
Cash paid during the period for income taxes	$-	$-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$206,669	$269,548
Operating cash flows for finance leases	$161,643	$1,964
Financing cash flows for finance leases	$13,529	$6,726
Non-cash investing and financing activities:
Accrued capital expenditures	$827,871	$210,223
Right of use assets acquired under lease liability	$-	$103,125
Acquisition of finance lease assets and liabilities	$46,753	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$372,607,991	$372,376,626
Cash and cash equivalents	11,510,791	7,327,880
Restricted cash	21,300,139	21,382,595
Accounts receivable, net	6,651,255	7,525,356
Loan receivable - affiliate	412,089	807,160
Prepaid expenses, inventory and other assets	6,018,062	5,763,463
TOTAL ASSETS	$418,500,327	$415,183,080
LIABILITIES
Mortgage loans, net	$315,290,497	$316,516,148
Unsecured notes, net	407,630	658,766
Finance lease liabilities	23,646,232	23,201,751
Accounts payable and other accrued liabilities	28,595,128	26,577,504
Advance deposits	3,400,240	3,734,825
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$373,427,887	$372,777,154

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at March 31, 2025 and December 31, 2024, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, at March 31, 2025 and December 31, 2024, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, at March 31, 2025 and December 31, 2024, respectively.	27,504,901	27,504,901

General Partner: 209,517 units and 206,744 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	(176,699)	(234,736)
Limited Partners: 20,281,084 units and 20,006,607 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	(48,171,626)	(50,780,103)
TOTAL PARTNERS’ CAPITAL	45,072,440	42,405,926
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$418,500,327	$415,183,080

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
REVENUE
Rooms department	$31,300,501	$29,739,657
Food and beverage department	10,151,860	9,752,449
Other operating departments	6,859,983	7,056,326
Total revenue	48,312,344	46,548,432
EXPENSES
Hotel operating expenses
Rooms department	6,840,845	6,552,184
Food and beverage department	6,956,521	6,464,855
Other operating departments	2,605,292	2,686,142
Indirect	18,988,885	18,484,896
Total hotel operating expenses	35,391,543	34,188,077
Depreciation and amortization	4,918,737	4,769,717
Corporate general and administrative	1,889,340	1,916,526
Total operating expenses	42,199,620	40,874,320
NET OPERATING INCOME	6,112,724	5,674,112
Other income (expense)
Interest expense	(5,447,565)	(4,888,806)
Interest income	70,790	214,772
Other income	126,590	124,877
Loss on early extinguishment of debt	—	(241,878)
Unrealized and realized gain on hedging activities	566	335,446
Gain on involuntary conversion of assets	3,873,881	122,391
Net income before income taxes	4,736,986	1,340,914
Income tax provision	(3,460)	(18,093)
Net income	4,733,526	1,322,821
Undeclared distributions to preferred unit holders	(1,994,312)	(1,994,312)
Net income (loss) attributable to general and limited partnership unit holders	$2,739,214	$(671,491)

Net income (loss) attributable per general and limited partner unit:
Basic and diluted	$0.13	$(0.03)
Weighted average number of general and limited partner units outstanding
Basic and diluted	20,307,520	19,975,888

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(234,736)	20,006,607	$(50,780,103)	$42,405,926
Amortization of restricted unit awards	—	—	—	—	—	189	—	18,699	18,888
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,369)	(1,994,312)
Unit based compensation	—	—	—	—	2,773	(6,339)	274,477	(85,249)	(91,588)
Net income	—	—	—	—	—	84,130	—	4,649,396	4,733,526
Balances at March 31, 2025 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	209,517	$(176,699)	20,281,084	$(48,171,626)	$45,072,440

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191
Amortization of restricted unit awards	—	—	—	—	—	443	—	43,827	44,270
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	1,524	1,742	150,836	172,510	174,252
Net income	—	—	—	—	—	23,869	—	1,298,952	1,322,821
Balances at March 31, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	$206,744	$(165,719)	$20,006,607	$(44,064,825)	$49,190,221

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,733,526	$1,322,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,918,737	4,769,717
Amortization of deferred financing costs	222,376	153,650
Amortization of deferred lease expense	7,521	(6,170)
Amortization of mortgage premium	(6,170)	—
Amortization of finance lease liabilities	411,256	—
Gain on involuntary conversion of assets	(3,873,881)	(122,391)
Unrealized and realized gain on hedging activities	(566)	(335,446)
Loss on early extinguishment of debt	—	241,878
ESOP and unit - based compensation	(615,000)	218,526
Changes in assets and liabilities:
Accounts receivable	874,101	(1,022,611)
Prepaid expenses, inventory and other assets	(291,784)	667,389
Accounts payable and other accrued liabilities	1,205,838	1,885,162
Advance deposits	(334,585)	264,782
Net cash provided by operating activities	7,251,369	8,037,307
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,303,506)	(2,398,177)
ESOP loan payments received	937,371	37,430
Proceeds from involuntary conversion	3,916,056	122,391
Net cash provided by (used in) investing activities	549,921	(2,238,356)
Cash flows from financing activities:
Proceeds from mortgage loans	—	35,000,000
Redemption of interest rate swap	—	965,000
Payments on mortgage loans	(1,441,857)	(25,585,343)
Payments on unsecured notes	(251,136)	(188,811)
Payments on finance lease liabilities	(13,529)	—
Payments of deferred financing costs	—	(605,015)
Preferred dividends paid	(1,994,313)	(1,994,313)
Net cash (used in) provided by financing activities	(3,700,835)	7,591,518
Net increase in cash, cash equivalents and restricted cash	4,100,455	13,390,469
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340
Cash, cash equivalents and restricted cash at the end of the period	$32,810,930	$39,626,809

Supplemental disclosures:
Cash paid during the period for interest	$4,356,376	$4,226,115
Cash paid during the period for income taxes	$-	$-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$206,669	$269,548
Operating cash flows for finance leases	$161,643	$1,964
Financing cash flows for finance leases	$13,529	$6,726
Non-cash investing and financing activities:
Accrued capital expenditures	$827,871	$210,223
Right of use assets acquired under lease liability	$-	$103,125
Acquisition of finance lease assets and liabilities	$46,753	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of March 31, 2025, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at March 31, 2025 was approximately 98.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us,” “our” and “Sotherly” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Overview of Significant Transactions

Significant transactions occurring during the current three-month period and prior fiscal year include the following:

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

Variable Interest Entities – The Operating Partnership is a variable interest entity. The Company’s only significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership and its subsidiaries. All of the Company’s debt is an obligation of the Operating Partnership and its subsidiaries. The Company was deemed to be the primary beneficiary of the Operating Partnership as substantially all of the activities of the Operating Partnership are conducted on behalf of the Company.

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

The Company recognized no impairment losses for the three months ended March 31, 2025 and 2024.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	March 31, 2025	March 31, 2024
Cash and cash equivalents	$11,510,791	$29,285,600
Restricted cash	21,300,139	10,341,209
Cash, cash equivalents and restricted cash at the end of the period	$32,810,930	$39,626,809

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2025 and December 31, 2024 were $300,695 and $311,753, respectively. Amortization expense for the three months ended March 31, 2025 and 2024, each totaled $11,058, respectively.

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

The Company uses derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we currently use interest rate swaps which act as cash flow hedges and are not designated as hedges. We value our interest rate swaps at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate swaps are the only assets or liabilities measured at fair value on a recurring basis; there were no non-recurring assets or liabilities for fair value measurements as of March 31, 2025 and December 31, 2024, respectively):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate cap(1)	$265,498	$265,498	$379,433	$379,433

Financial Liabilities
Mortgage loans	$(315,290,497)	$(316,709,434)	$(316,516,148)	$(315,981,358)

(1)
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

Leases – The Company determines whether an arrangement is a lease at its inception and determine their classification as operating or finance leases. These leases are classified on the consolidated balance sheets as “right of use assets”, which represent our right to use the underlying asset. The corresponding operating lease liability, which represent our obligation to make lease payments under the lease agreement, is classified as finance lease liabilities or within accounts payable and other accrued liabilities for operating leases on the consolidated balance sheets. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right of use assets and lease liabilities are recognized in the period in which the obligation for those payments is incurred. As many of our leases do not provide an implicit financing rate, we use our incremental borrowing cost based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and fully levered borrowing to determine present value, when the implicit rate is not determinable. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. Subsequent to the initial recognition, lease liabilities are measured using the effective interest method. The right-of-use ("ROU") asset is generally amortized utilizing a straight-line method adjusted for the lease liability accretion during the period.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of March 31, 2025, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of March 31, 2025 and December 31, 2024, net deferred tax assets each totaled $0.

As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2024. In addition, as of March 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2009 through 2024.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of March 31, 2025, the Company has made cumulative awards totaling 881,278 shares to certain executives and its independent directors, of which 247,750 were originally restricted. As of March 31, 2025, 97,000 shares remain restricted and will fully vest by March 2027. Total compensation cost recognized under the 2022 Plan for the three months ended March 31, 2025 and 2024 was $282,275 and $226,312, respectively.

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permitted the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan. No awards were made following adoption of the 2022 Plan. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2025 and 2024 was $0 and $22,883.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered a compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended March 31, 2025 and 2024, the ESOP compensation cost was $40,096 and $6,759, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were approximately $0.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the three months ended March 31, 2025 and 2024, of approximately $0.2 million and $0, respectively. The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – The Company generally recognizes gains or losses on involuntary conversions of assets when insurance proceeds related to physical damage to one of our properties exceed or fall short of the undepreciated cost of the assets sustaining damage. During the three months ended March 31, 2025 and 2024, we recognized approximately $3.9 million and $0.1 million, respectively, for gain on involuntary conversion of assets which primarily relates to the proceeds receive for damage to the Hotel Alba in Tampa, Florida by Hurricane Helene in September 2024, and which is reflected in the consolidated statements of operations.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The adoption of the ASU 2024-01 had no material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the impacts of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024

Land and land improvements	$61,426,969	$61,370,250
Buildings and improvements	431,093,936	428,355,821
Right of use assets	3,704,765	3,727,805
Finance lease right of use assets	23,068,236	23,021,483
Furniture, fixtures and equipment	55,925,157	53,820,118
	575,219,063	570,295,477
Less: accumulated depreciation	(202,611,072)	(197,918,851)
Investment in Hotel Properties, Net	$372,607,991	$372,376,626

4. Debt

Mortgage Loans, Net. As of March 31, 2025 and December 31, 2024, we had approximately $315.3 million and approximately $316.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2025	2024	Penalties	Date	Provisions	Rate
The DeSoto (1)	$28,976,980	$29,236,795	Yes	7/1/2026	25 years	4.25%
The DeSoto (2)	4,965,264	4,982,794	Yes	7/1/2026	25 years	7.50%
DoubleTree by Hilton Jacksonville Riverfront (3)	25,940,400	26,056,500	None	7/8/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (4)	10,000,000	10,000,000	(4)	5/6/2028	(4)	7.35%
DoubleTree by Hilton Philadelphia Airport (5)	35,915,488	35,915,488	None	4/29/2026	(5)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (6)	49,977,602	50,211,533	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	38,180,966	38,375,095	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	35,000,000	35,000,000	(8)	3/6/2029	(8)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	29,517,112	29,770,045	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	45,023,413	45,317,273	Yes	10/1/2028	30 years	5.25%
The Whitehall (11)	$13,703,519	13,777,078	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$317,200,744	$318,642,601
Deferred financing costs, net	$(1,922,280)	(2,144,656)
Unamortized premium on loan	$12,033	18,203
Total Mortgage Loans, Net	$315,290,497	$316,516,148

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

(6)	With limited exception, the note may not be prepaid prior to June 2025.
(7)	The note may be prepaid following February 2025.
(8)	The note requires payments of interest only and cannot be prepaid until the last four months of the term.
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

As of March 31, 2025, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. Additionally, the mortgage on the Georgian Terrace and the DoubleTree Resort by Hilton Hollywood Beach mature in June 2025 and October 2025, respectively. We intend to obtain an extension from the existing lender, but may be required to refinance these mortgages. Additionally, based on current and anticipated financial performance of the properties and anticipated market conditions, we may be required to reduce the level of indebtedness by an amount of (i) up to $3.9 million on the refinance of the Georgian Terrace, (ii) up to $13.9 million on the DoubleTree by Hilton Philadelphia Airport, and (iii) up to $10.3 million for the mortgage on the DoubleTree Resort by Hilton Hollywood Beach.

Total future mortgage debt maturities for the remaining nine and twelve-month periods, without respect to any extension of loan maturity or loan modification after March 31, 2025, were as follows:

For the remaining nine months ending December 31, 2025	$91,270,860
December 31, 2026	99,934,122
December 31, 2027	2,221,620
December 31, 2028	64,575,242
December 31, 2029	59,198,900
Total future maturities	$317,200,744

PPP Loans. The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act. Each PPP Loan had an initial term of two years, with the ability to extend the loan to five years, if not forgiven, and carries an interest rate of 1.00%. Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.

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

On May 6, 2020, we entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan. On February 3, 2023, the Company was notified it had received principal forgiveness in the amount of approximately $268,309 and was required to make monthly payments of $13,402 through May 6, 2025 to extinguish the loan.

At March 31, 2025 and December 31, 2024, the PPP loans had a cumulative balance of approximately $0.4 million and approximately $0.7 million, respectively.

5. Commitments and Contingencies

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2025, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2025, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2027 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, the Whitehall, the Hyatt Centric Arlington and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. The lenders on the DoubleTree Resort by Hilton Hollywood Beach as well as the Hotel Alba also require us to escrow an amount each month equal to one-twelfth (1/12) of the annual insurance premiums. Several of our lenders also required us to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At March 31, 2025, the balance on the loan was approximately $0.4 million, leaving capacity for additional borrowing of approximately $4.6 million under the commitment.

Litigation –The Company is involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

6. Leases

Lease Commitments – The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. Leases with durations greater than 12 months are recognized on the balance sheet as ROU assets and lease liabilities. Our leases are classified as operating or finance leases. For leases with terms greater than 12 months, at inception of the lease, we recognize a ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Many of our leases include rental escalation clauses (including fixed scheduled rent increases) and renewal options that are factored into the determination of lease payments, when appropriate, which adjusts the present value of the remaining lease payments. We determine the present value of the lease payments utilizing interest rates implicit in the lease, if determinable, or, if not, we estimate the incremental borrowing rate from information available at lease commencement, such as estimates of rates we would pay for senior collateralized loans with terms similar to each lease.

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

As of March 31, 2025, the Company had the following significant operating leases:

We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended March 31, 2025 and 2024, totaled $18,771 and $20,983, respectively, and is included in indirect expenses.

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

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years, and can be renewed for an additional five years. The new agreement expires in July 2029, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2025 and 2024, totaled $629 and $651, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the three months ended March 31, 2025 and 2024 totaled $42,974 and $36,566, respectively, and is included in general and administrative expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended March 31, 2025 and 2024, totaled $80,871 and $67,750, respectively, and is included in indirect expenses.

Finance Leases – We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in July 2025 and may be extended for five additional rental periods of 10 years each. We have elected to exercise the renewal option for the first renewal period. Upon commencement of each renewal period, we will be required to make lease payments each year equal to 8.0% of the appraised value of the land. For the renewal period commencing July 2025, total annual lease payments will be $1,792,000.

Upon the determination of the lease payments commencing during the first renewal period, the lease was reassessed and remeasured as a finance lease as of September 30, 2024, which we record as a finance lease asset within investment in hotel properties, net and finance lease liability on our consolidated balance sheets. As a result of the reassessment and remeasurement, we recognized a finance lease asset of $22,716,081 and a finance lease liability of $22,400,000, as of September 30, 2024. In addition, our finance lease asset balance includes unamortized intangible asset for the below market ground lease assumed in 2018 with the purchase of the hotel. The finance lease asset is amortized over the term of the lease including renewal periods. Costs related to the finance lease asset are included in depreciation and amortization expense and interest expense in the Company’s consolidated statements of operations.

As of March 31, 2025, the operating and finance lease term years, weighted-average discount rates, right of use assets and lease liabilities, are as follows:

	March 31, 2025
	Operating	Finance
Weighted-average remaining lease term, including reasonably certain extension options (years)	27.21	49.67
Weighted-average discount rate	8.02%	7.43%

Right of use assets	$4,386,507	$23,068,236
Lease liabilities	$(4,831,774)	$(23,646,232)

Lease Position as of March 31, 2025 and December 31, 2024 – The following tables set forth the lease-related assets and liabilities included in the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024:

Assets	Balance Sheet Classification	March 31, 2025	December 31, 2024

Right of use assets	Prepaid expenses, inventory and other assets	$681,742	$723,732
Right of use assets	Investment in hotel properties, net	3,704,765	3,727,805
Finance lease right of use assets	Investment in hotel properties, net	23,068,236	23,021,483

Total lease assets		$27,454,743	$27,473,020

Liabilities

Lease obligations under ROU assets	Accounts payable and accrued liabilities	$4,831,774	$4,874,919
Finance lease liabilities	Finance lease liabilities	23,646,232	23,201,751
Total lease liabilities		$28,478,006	$28,076,670

Lease Costs for the three months ended March 31, 2025 and 2024 – The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the three months ended March 31, 2025 and 2024:

	Consolidated Statement of Operations	Three Months Ended	Three Months Ended
	Classification	March 31, 2025	March 31, 2024

Operating lease costs
Fixed	Corporate general and administrative	$47,194	$40,786
	Hotel operating expenses - Indirect	162,277	112,722
Variable	Hotel operating expenses - Indirect	—	112,745

Finance lease costs:
Amortization of lease assets	Depreciation and amortization	17,321	8,606
Variable	Hotel operating expenses - Indirect	139,305	—
Interest on lease liabilities	Interest expense	22,338	1,964
Total lease costs		$388,435	$276,823

Undiscounted Cash Flows –The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining periods to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of March 31, 2025:

	March 31, 2025
	Operating	Financing

For the remaining nine months ending December 31, 2025	$414,618	$981,774
December 31, 2026	552,233	1,885,418
December 31, 2027	551,196	1,877,352
December 31, 2028	524,984	1,872,197
December 31, 2029	528,701	1,856,509
December 31, 2030 and thereafter	10,240,006	81,559,616
Total undiscounted lease payments	12,811,738	90,032,866
Less imputed interest	(7,979,964)	(66,386,634)
Total lease liability	$4,831,774	$23,646,232

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotel are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of March 31, 2025, the leases for space on the roofs of our hotels expire between March 2025 and May 2028. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

A schedule of minimum future lease payments receivable for the remaining nine and twelve month periods is as follows:

For the remaining nine months ended December 31, 2025	$802,550
December 31, 2026	921,132
December 31, 2027	712,480
December 31, 2028	478,410
December 31, 2029	485,283
December 31, 2030 and thereafter	1,397,049
Total	$4,796,904

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	March 31, 2025	December 31, 2024	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

On January 24, 2023, the Company announced its intention to resume quarterly payments of dividends on its preferred stock, following the suspension of the preferred dividends in March 2020 during the pandemic.

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of March 31, 2025, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of March 31, 2025, the undeclared cumulative preferred dividends were approximately $21.9 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	March 31, 2025	December 31, 2024	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units as of March 31, 2025, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of March 31, 2025, the undeclared cumulative preferred dividends were approximately $21.9 million.

8. Common Stock and Units

Common Stock – As of March 31, 2025, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

On January 2, 2025, the Company was issued 277,250 units in the Operating Partnership and the Company issued 15,000 restricted shares and 2,250 unrestricted shares of common stock to its independent directors and 260,000 vested shares of common stock to its officers and employees.

As of March 31, 2025 and December 31, 2024, the Company had 20,126,415 and 19,849,165 shares of common stock outstanding, respectively.

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

As of March 31, 2025 and December 31, 2024, the total number of Operating Partnership units outstanding was 20,490,601 and 20,213,351, respectively.

As of March 31, 2025 and December 31, 2024, the total number of outstanding Operating Partnership units not owned by the Company was 364,186 and 364,186, respectively, with a fair market value of approximately $0.3 million and $0.3 million, respectively, based on the price per share of the common stock on such respective dates.

As of March 31, 2025, there are unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of March 31, 2025, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 62.77%, 6.21%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At March 31, 2025 and December 31, 2024, we were due approximately $0 million and $0.02 million, respectively, from Our Town.

Accounts Payable – At March 31, 2025 and December 31, 2024, we owed Our Town approximately $1.0 million and $0.9 million, respectively.

Management Agreements – On September 6, 2019, the Company entered into a master agreement with Our Town related to the management of certain of our hotels, as amended on December 13, 2019 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements.” The term of the OTH Hotel Management Agreements extends through March 31, 2035, and may be extended for two periods of five years each.

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

Base management fees earned by Our Town for our properties totaled approximately $1.3 million and $1.2 million, for the three months ended March 31, 2025 and 2024, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ended March 31, 2025 and 2024, were $156,547 and $118,841, respectively.

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

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal that has been exercised, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. Sublease income from Our Town was $18,236 and $32,589 for the three months ended March 31, 2025 and 2024, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1.0 million for each of the three months ended March 31, 2025 and 2024.

Others. We employ Robert E. Kirkland IV, the son-in-law of our Chairman, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for these two individuals, including salary and benefits, for the three months ended March 31, 2025 and 2024, were $241,564 and $187,999, respectively.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Contributions to the plan totaled $37,434 and $32,292, for the three months ended March 31, 2025 and 2024, respectively.

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

A total of 596,622 shares with a fair value of $441,261 remained allocated or committed to be released from the suspense account, as of March 31, 2025. We recognized as compensation cost $40,096 and $6,759 during the three months ended March 31, 2025 and 2024, respectively. The remaining 62,590 unallocated shares have an approximate fair value of $46,292, as of March 31, 2025. As of March 31, 2025, the ESOP held a total of 538,511 allocated shares, 58,111 committed-to-be-released shares and 62,590 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2025		December 31, 2024
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	538,511	$398,282	538,511	$501,569
Committed to be released shares	58,111	$42,979	—	—
Total Allocated and Committed-to-be-Released	596,622	$441,261	538,511	$501,569

Unallocated shares	62,590	46,292	120,701	112,421

Total ESOP Shares	659,212	$487,553	659,212	$613,990

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Sales and marketing	$4,256,005	$4,037,587
General and administrative	3,985,780	3,738,160
Repairs and maintenance	2,302,239	2,329,599
Utilities	1,669,281	1,477,773
Property taxes	1,525,733	1,541,701
Management fees, including incentive	1,409,169	1,321,365
Franchise fees	1,117,935	1,061,362
Insurance	1,457,366	1,791,716
Information and telecommunications	978,941	998,603
Other	286,436	187,030
Total indirect hotel operating expenses	$18,988,885	$18,484,896

12. Income Taxes

The components of the income tax provision for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	3,460	18,093
	3,460	18,093
Deferred:
Federal	310,540	(197,374)
State	229,994	118,681
Subtotals	540,534	(78,693)
Change in deferred tax valuation allowance	(540,534)	78,693
	—	—
Income tax provision	$3,460	$18,093

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	994,767	$281,592
Federal tax impact of REIT election	(511,133)	(270,845)
Statutory federal income tax provision (benefit) at TRS	483,634	10,747
State income tax provision (benefit), net of federal provision (benefit)	60,360	(71,347)
Change in valuation allowance	(540,534)	78,693
	$3,460	$18,093

13. Earnings Per Share and Per Unit

Earnings Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation. The computation of basic and diluted net income (loss) per share, for the Company, is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Numerator
Net income	$4,733,526	$1,322,821
Less: Net income allocated to participating share awards	(42,332)	(14,688)
Net income attributable to non-controlling interest	(48,685)	12,118
Undeclared distributions to preferred stockholders	(1,994,312)	(1,994,312)
Net income (loss) attributable to common stockholders for EPS computation	$2,648,197	$(674,061)

Denominator
Weighted average number common shares outstanding for basic EPS computation	19,810,498	19,359,601

Basic and diluted net income (loss) per common share:
Undistributed income (loss)	$0.13	$(0.03)
Total basic and diluted	$0.13	$(0.03)

The accounting for unvested share-based payment awards (share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid), are participating securities and included in the computation of basic earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the numerator for basic weighted average shares outstanding calculation. However, since the participating outstanding unvested restricted unit awards of 226,652 in the denominator are anti-dilutive, due to the decrease in the average market price of the shares as of the three months ended March 31, 2025, and participating outstanding unvested restricted unit awards of 370,850, for the three months March 31, 2024, are anti-dilutive, due to a net loss, therefore neither are included in a dilutive calculation.

Earnings Per Unit – The computation of basic and diluted net income (loss) per unit, for the Operating Partnership, is presented below:

		Three Months Ended	Three Months Ended
		March 31, 2025	March 31, 2024
		(unaudited)	(unaudited)
Numerator
Net income		$4,733,526	$1,322,821
Less: Net income allocated to participating unit awards	(1)	(42,332)	(14,688)
Undeclared distributions to preferred unitholders		(1,994,312)	(1,994,312)
Net income (loss) attributable to unitholders for EPU computation		$2,696,882	$(686,179)

Denominator
Weighted average number of units outstanding for basic EPU computation		20,307,520	19,975,888
Effect of dilutive participating securities:
Basic and diluted net income (loss) per unit:
Undistributed (loss) income		$0.13	$(0.03)
Total basic and diluted		$0.13	$(0.03)

The unvested unit-based payment awards (unit-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid) are participating securities and included in the computation of basic earnings per unit. Our grants of restricted unit awards to our employees and directors are considered participating securities, and we have prepared our earnings per unit calculations to include outstanding unvested restricted unit awards in the numerator for basic weighted average shares outstanding calculation. However, since the participating outstanding unvested restricted unit awards of 226,652 in the denominator are anti-dilutive due to the decrease in the average market price of the units as of the three months ended March 31, 2025, and participating outstanding unvested restricted unit awards of 370,850, for the three months March 31, 2024, are anti-dilutive due to a net loss, therefore neither are included in a dilutive calculation.

14. Segment Information

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer.

The CODM separately evaluates the performance of each of the Company’s hotel properties and each hotel property is an operating segment. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single reportable segment.

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

The following table presents information about profit or loss for the hotel segment:

	For the Three Months Ended March 31,
	2025	2024

REVENUE
Rooms department	$31,300,501	$29,739,657
Food and beverage department	10,151,860	9,752,449
Other operating departments	6,859,983	7,056,326
Total revenue	48,312,344	46,548,432
EXPENSES
Hotel operating expenses
Rooms department	6,840,845	6,552,184
Food and beverage department	6,956,521	6,464,855
Other operating departments	2,605,292	2,686,142
Indirect	18,988,885	18,484,896
Total hotel operating expenses	35,391,543	34,188,077

Hotel EBITDA	$12,920,801	$12,360,355

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the Three Months Ended March 31,
	2025	2024

Net income	$4,733,526	$1,322,821
Income tax provision	3,460	18,093
Depreciation and amortization	4,918,737	4,769,717
Corporate general and administrative	1,889,340	1,916,526
Interest expense	5,447,565	4,888,806
Interest income	(70,790)	(214,772)
Other income	(126,590)	(124,877)
Loss on early extinguishment of debt	—	241,878
Unrealized and realized gain on hedging activities	(566)	(335,446)
Gain on involuntary conversion of assets	(3,873,881)	(122,391)
Hotel EBITDA	$12,920,801	$12,360,355

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

15. Subsequent Events

On April 28, 2025, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of May 30, 2025, to be paid on June 16, 2025.

On April 28, 2025, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of May 30, 2025, to be paid on June 16, 2025.

On April 28, 2025, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of May 30, 2025, to be paid on June 16, 2025.

On May 1, 2025, three holders of partnership units in the Operating Partnership converted a total of 364,086 units for an equivalent number of shares in the Company’s stock.

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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of March 31, 2025, our portfolio consisted of the following hotel properties:

	Number				Chain/Class
Property	of Rooms		Location	Date of Acquisition	Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Lyfe Resort & Residences	63	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	68	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,917

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of March 31, 2025. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 99.9% interest in our Operating Partnership, as of the date of this report, with the remaining interest currently held by one other limited partner.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2025 and 2024, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, during the three months ended March 31, 2025 and 2024.

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Actual Portfolio Metrics
Occupancy %	68.3%	64.2%
ADR	$182.74	$182.75
RevPAR	$124.83	$117.30
Composite Portfolio Metrics
Occupancy %	68.8%	64.9%
ADR	$188.49	$190.50
RevPAR	$129.74	$123.59

Comparison of the Three Months Ended March 31, 2025, to the Three Months Ended March 31, 2024

Revenue. Total revenue for the three months ended March 31, 2025, increased by approximately $1.8 million, or 3.8%, to approximately $48.3 million compared to total revenue of approximately $46.5 million for the three months ended March 31, 2024. Increases in total revenue at eight of our properties of approximately $3.0 million, were offset by decreases at four of our other properties, by approximately $1.2 million. The aggregate increase in total revenue reflects an overall increase in room occupancy by 3.9%. We also received higher food and beverage revenues by approximately $0.4 million, offset by reductions of approximately $0.2 million in other operating revenues, coming from better group business for the quarter ended March 31, 2025, versus the comparable period in 2024.

Rooms revenue increased approximately $1.6 million, or 5.2%, to approximately $31.3 million for the three months ended March 31, 2025, compared to room revenue of approximately $29.7 million for the three months ended March 31, 2024. RevPAR for the three month period increased 5.0% from $123.59 in 2024, to $129.74 in 2024, driven by a 3.9% increase in occupancy. Increases in room revenue at seven of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining three wholly-owned properties.

Food and beverage revenues increased approximately $0.4 million, or 4.1%, to approximately $10.2 million for the three months ended March 31, 2025 compared to food and beverage revenues of approximately $9.8 million for the three months ended March 31, 2024. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at six of our wholly-owned properties offset decreases at the remaining four wholly-owned properties.

Revenue from other operating departments decreased approximately $0.2 million, or 2.8%, to approximately $6.9 million for the three months ended March 31, 2025 compared to revenue from other operating departments of approximately $7.1 million for the three months ended March 31, 2024. Most of the decreases related to lower net revenue related to the rental programs we manage for participating unit owners at the condominium hotel properties in Hollywood, Florida, offset by lesser increases in parking revenues.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $1.2 million, or 3.5%, to approximately $35.4 million for the three months ended March 31, 2025, compared to total hotel operating expenses of approximately $34.2 million for the three months ended March 31, 2024. The increase in hotel operating expenses for the three months ended March 31, 2025, resulted from an aggregate increase at eight of our hotel properties by approximately $1.7 million, offset by decreases totaling approximately $0.5 million from four of our properties. This increase in hotel operating expenses was directly related to the increases in room revenues, food and beverage revenues and other operating expenses at a number of our hotels and higher indirect expenses as described below.

Rooms expense for the three months ended March 31, 2025 increased by approximately $0.3 million, or 4.4%, to approximately $6.8 million, compared to rooms expense for the three months ended March 31, 2024 of approximately $6.5 million. The increase was directly related to the increase in room revenue.

Food and beverage expenses for the three months ended March 31, 2025 increased approximately $0.5 million, or 7.6%, to approximately $7.0 million, compared to food and beverage expenses of approximately $6.5 million, for the three months ended March 31, 2024. The net increase in food and beverage expenses for the three months ended March 31, 2025, resulted from an aggregate increase of approximately $0.6 million from eight of our properties, with offsetting decreases at our remaining properties. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the three months ended March 31, 2025, decreased approximately $0.1 million or 3.0%, to approximately $2.6 million, compared to other operating departments expense for the three months ended March 31, 2024 of approximately $2.7 million. The decrease was directly related to the decrease in other departments revenue.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2025 increased approximately $0.5 million, or 2.7%, to approximately $19.0 million, compared to indirect expenses of approximately $18.5 million for the three months ended March 31, 2024. Increases of approximately $0.9 million in energy & utilities, sales & marketing and increased payroll costs due to increased staffing levels accounted for the amount of the increase in indirect expenses, which were offset by decreases in real estate property taxes, repairs & maintenance, information & telecommunications and insurance expenses of approximately $0.4 million.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2025, decreased approximately $0.03 million, or 1.4%, to approximately $1.9 million compared to corporate general and administrative expenses of approximately $1.9 million, for the three months ended March 31, 2024. A decrease in staff salaries for the current quarter accounted for the majority of this decrease.

Interest Expense. Interest expense for the three months ended March 31, 2025, increased approximately $0.6 million, or 11.4%, to approximately $5.5 million, as compared to interest expense of approximately $4.9 million, for the three months ended March 31, 2024. The increase in interest expense for the three months ended March 31, 2025, was substantially related to increases from the interest rate cap on our mortgage loan for the DoubleTree by Hilton Philadelphia Airport by approximately $0.1 million and the increase of approximately $0.4 million in interest expense from the Hyatt Centric Arlington property’s financed ground lease in the 3rd quarter of 2024.

Unrealized and Realized Gain on Hedging Activities. As of March 31, 2025, there was an interest rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport with a fair value of approximately $0.4 million, which capped the interest rate down by 3.0%. There was an unrealized gain from the fair value of this cap of approximately $0.01 million during the three months ended March 31, 2025, compared to a net realized gain of approximately $0.3 million during the three months ended March 31, 2024.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets of approximately $3.9 million for the three months ended March 31, 2025 primarily relates to the proceeds received for damage to the Hotel Alba in Tampa, Florida by Hurricane Helene in September 2024.

Net Income. We realized net income for the three months ended March 31, 2025, of approximately $4.7 million, compared to a net income of approximately $1.3 million, for the three months ended March 31, 2024, because of the operating results discussed above.

Non-GAAP Financial Measures

We consider the non-GAAP financial measures of FFO attributable to common stockholders and unitholders (including FFO per common share and unit), Adjusted FFO attributable to common stockholders and unitholders (including Adjusted FFO per common share and unit), EBITDA and Hotel EBITDA to be key supplemental measures of the Company’s performance and could be considered along with, not alternatives to, net income (loss) as a measure of the Company’s performance. These measures do not represent cash generated from operating activities determined by generally accepted accounting principles (“GAAP”) or amounts available for the Company’s discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by GAAP.

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

The following is a reconciliation of net income to FFO and Adjusted FFO, for the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$4,733,526	$1,322,821
Depreciation and amortization - real estate	4,903,931	4,754,911
Gain on involuntary conversion of assets	(3,873,881)	(122,391)
FFO	5,763,576	5,955,341
Distributions to preferred stockholders	(1,994,312)	(1,994,312)
FFO attributable to common stockholders and unitholders	3,769,264	3,961,029
Amortization	14,806	14,806
ESOP and stock - based compensation	322,371	255,956
Loss on early debt extinguishment	—	241,878
Negative lease amortization	411,256	—
Unrealized (gain) loss on hedging activities	(566)	704,671
Adjusted FFO attributable to common stockholders and unitholders	4,517,131	5,178,340

Weighted average number of shares outstanding, basic	19,810,498	19,359,601

Weighted average number of non-controlling units	364,186	364,186

Weighted average number of shares and units outstanding, basic	20,174,684	19,723,787

FFO per common share and unit	$0.19	$0.20

Adjusted FFO per common share and unit	$0.22	$0.26

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

Hotel EBITDA and Hotel EBITDA Margin. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early debt extinguishment, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis. Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs. Hotel EBITDA Margin is calculated by dividing Hotel EBITDA by Total Revenues.

The following is a reconciliation of net (loss) income to EBITDA and Hotel EBITDA for the three months ended December 31, 2024 and 2024:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$4,733,526	$1,322,821
Interest expense	5,447,565	4,888,806
Interest income	(70,790)	(214,772)
Income tax provision	3,460	18,093
Depreciation and amortization	4,918,737	4,769,717
EBITDA	15,032,498	10,784,665
Other income	(126,590)	(124,877)
Loss on early debt extinguishment	—	241,878
Gain on involuntary conversion of assets	(3,873,881)	(122,391)
Subtotal	11,032,027	10,779,275
Corporate general and administrative	1,889,340	1,916,526
Realized and unrealized gain on hedging activities	(566)	(335,446)
Hotel EBITDA	$12,920,801	$12,360,355

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of March 31, 2025, we had approximately $11.5 million of unrestricted cash and $21.3 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the three months ended March 31, 2025, was approximately $8.2 million, generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarter and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in leisure transient, small group and corporate business travel. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the three months ended March 31, 2025, was approximately $0.4 million. Of this amount approximately $4.3 million was related to capital expenditures for improvements and additions to hotel properties. We also received insurance proceeds of approximately $3.9 million related to damage sustained by the Hotel Alba in Tampa, Florida by Hurricane Helene in September 2024.

Financing Activities. During the three months ended March 31, 2025, the Company and Operating Partnership made principal payments on our mortgages of approximately $1.4 million, payments on our unsecured notes of approximately $0.3 million, payments on financing lease liabilities costs of approximately $0.01 million, and paid preferred dividends of approximately $2.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. For 2025, we expect total capital expenditures for the routine replacement and refurbishment of furniture, fixtures and equipment to be approximately $7.2 million.

We expect a substantial portion of our capital expenditures for the routine replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the Hotel Alba Tampa, Tapestry Collection by Hilton, the DoubleTree Resort by Hilton Hollywood Beach, the DoubleTree by Hilton Laurel, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington on a monthly basis.

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

During fiscal years 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Philadelphia, Pennsylvania of approximately $11.5 million as a condition to the renewal of our franchise license. On April 29, 2024, coincident with the extension of the mortgage loan, we placed $5.0 million into a reserve account to partially fund the renovation. In addition, provided we meet certain financial covenants, we expect the release of $1.2 million of other reserves in additional funding on or after June 30, 2025. The remainder of the capital expenditures will be funded out of working capital. As of March 31, 2025, we had incurred costs totaling approximately $4.2 million.

During fiscal years 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to the renewal of our franchise license. On July 8, 2024, in conjunction with the refinance of the mortgage with Fifth Third Bank, N.A., we secured additional funding of $9.49 million to partially fund the product improvement plan. The remainder of the capital expenditures will be funded out of working capital. As of March 31, 2025, we had incurred costs totaling approximately $0.8 million.

Liquidity and Capital Resources

As of March 31, 2025, we had total cash and cash equivalents of approximately $11.5 million and restricted cash of approximately $21.3 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, routine capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

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

On June 1, 2025, the mortgage on The Georgian Terrace in Atlanta, Georgia matures. We have engaged a consultant to negotiate an extension with the special servicer for the loan. If we are unsuccessful in obtaining an extension, we may be required to refinance the mortgage and may also be required to reduce the level of indebtedness by an amount of up to $3.9 million based upon the financial performance of the property and market conditions.

In October 2025, the mortgage on the DoubleTree Resort by Hilton Hollywood Beach matures. We also intend to request an extension from the existing lender. If we are unsuccessful, we may be required to refinance the mortgage and may also be required to reduce the level of indebtedness by an amount of up to $10.3 million based upon anticipated financial performance of the property and anticipated market conditions.

In May 2026, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures. We also intend to request an extension from the existing lender. If we are unsuccessful, we may be required to refinance the mortgage and may also be required to reduce the level of indebtedness by an amount of up to $13.9 million based upon anticipated financial performance of the property and anticipated market conditions.

In order to obtain the necessary working capital to fund the capital expenditures related to the renovation of our properties as required by the terms of their franchise agreements and to fund the reductions in the level of indebtedness of our impending loan maturities, we may seek to access the equity in our hotels in Wilmington, North Carolina and Savannah, Georgia in a refinance of those mortgage in advance of their maturity date.

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources, which we expect to be limited due to the demands of upcoming maturities and franchise-mandated product improvement plans on our liquidity in the near term. There can be no assurance that we will continue to make investments in properties that meet our investment criteria or have access to capital during this period. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

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

As described in “Liquidity and Capital Resources,” as of March 31, 2025, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. Certain of our loan agreements contain “cash trap” provisions that may be triggered if the performance of our hotels declines below a certain threshold. At March 31, 2025, we continued to meet the provisions under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach, which require substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

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

On April 29, 2025, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of May 30, 2025 and a payment date of June 16, 2025.

As of March 31, 2025, the amount of cumulative unpaid dividends on our outstanding preferred shares as approximately $21.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of “catch up” distributions. The amount, timing and frequency of distributions, including additional “catch-up” distributions, will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgment on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in these critical accounting policies or the methods or assumptions we apply.

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

As of March 31, 2025, we had approximately $242.0 million of fixed-rate debt, including the PPP Loans of approximately $0.4 million with a fixed rate of 1.0%, and approximately $75.6 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.4%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania, Jacksonville, Florida and Houston, Texas hotels remains at approximately $75.6 million, the balance at March 31, 2025, the impact on our annual interest incurred and cash flows of a one percent increase in SOFR and the Prime Rate, would be approximately $0.4 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

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

As of May 10, 2025, the Company has deferred payment and is in arrears on dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The Company has declared dividends in the respective amounts shown above for each of the Series B, Series C, and Series D Preferred Stock, for the distribution period ending September 30, 2022, payable on June 16, 2025. The total arrearage of cumulative unpaid cash dividends on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through May 12, 2025, are $8,052,550, $7,287,931, and $6,596,958, respectively.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SOTHERLY HOTELS INC.

Date: May 15, 2025	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 15, 2025	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer