Form 10-Q
period 2025-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2025-08-14
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of August 12, 2025, there were 20,490,501 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2025, of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$371,749,241	$372,376,626
Cash and cash equivalents	10,558,135	7,327,880
Restricted cash	15,973,516	21,382,595
Accounts receivable, net	5,988,252	7,525,356
Prepaid expenses, inventory and other assets	6,848,687	5,763,463
TOTAL ASSETS	$411,117,831	$414,375,920
LIABILITIES
Mortgage loans, net	$313,944,830	$316,516,148
Unsecured notes	164,278	658,766
Finance lease liabilities	24,050,974	23,201,751
Accounts payable and accrued liabilities	23,975,442	26,577,504
Advance deposits	2,611,809	3,734,825
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$366,835,493	$372,777,154
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at June 30, 2025 and December 31, 2024, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at June 30, 2025 and December 31, 2024, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at June 30, 2025 and December 31, 2024, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 20,490,501 shares issued and outstanding at June 30, 2025 and 19,849,165 shares issued and outstanding at December 31, 2024.	204,905	198,492
Additional paid-in capital	173,459,778	175,372,798
Unearned ESOP shares	—	(862,107)
Distributions in excess of retained earnings	(129,421,689)	(131,695,891)
Total Sotherly Hotels Inc. stockholders’ equity	44,282,727	43,053,025
Noncontrolling interest	(389)	(1,454,259)
TOTAL EQUITY	44,282,338	41,598,766
TOTAL LIABILITIES AND EQUITY	$411,117,831	$414,375,920

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$32,537,497	$34,575,890	$63,837,998	$64,315,546
Food and beverage department	9,597,210	9,901,554	19,749,070	19,654,003
Other operating departments	6,659,436	6,216,923	13,519,419	13,273,249
Total revenue	48,794,143	50,694,367	97,106,487	97,242,798
EXPENSES
Hotel operating expenses
Rooms department	7,030,115	7,452,407	13,870,960	14,004,590
Food and beverage department	6,576,018	6,541,720	13,532,539	13,006,575
Other operating departments	2,455,516	2,505,721	5,060,808	5,191,863
Indirect	18,840,141	18,496,840	37,829,026	36,981,736
Total hotel operating expenses	34,901,790	34,996,688	70,293,333	69,184,764
Depreciation and amortization	5,019,340	4,817,523	9,938,077	9,587,240
Corporate general and administrative	2,298,261	1,580,373	4,187,601	3,496,898
Total operating expenses	42,219,391	41,394,584	84,419,011	82,268,902
NET OPERATING INCOME	6,574,752	9,299,783	12,687,476	14,973,896
Other income (expense)
Interest expense	(5,497,789)	(5,000,995)	(10,945,354)	(9,889,801)
Interest income	66,146	208,102	136,936	422,873
Other income	125,430	142,353	252,020	267,230
Loss on early extinguishment of debt	—	—	—	(241,878)
Realized gain on hedging activities	—	—	—	1,041,994
Unrealized gain (loss) on hedging activities	53,369	(84,872)	53,935	(791,421)
Gain on sale of assets	—	4,400	—	4,400
Gain on involuntary conversion of assets	249,384	112,645	4,123,265	235,037
Net income before income taxes	1,571,292	4,681,416	6,308,278	6,022,330
Income tax provision	(14,868)	(17,184)	(18,328)	(35,277)
Net income	1,556,424	4,664,232	6,289,950	5,987,053
Add: Net (income) loss attributable to noncontrolling interest	21,561	(48,151)	(27,124)	(36,033)
Net income attributable to the Company	1,577,985	4,616,081	6,262,826	5,951,020
Undeclared distributions to preferred stockholders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
Net income (loss) attributable to common stockholders	$(416,328)	$2,621,768	$2,274,201	$1,962,395
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.02)	$0.13	$0.11	$0.10
Weighted average number of common shares outstanding
Basic and diluted	20,268,717	19,431,455	20,069,216	19,395,528

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2024	3,973,310	$39,733	19,849,165	$198,492	$175,372,798	$(862,107)	$(131,695,891)	$(1,454,259)	$41,598,766
Net income	—	—	—	—	—	—	4,684,841	48,685	4,733,526
Issuance of common stock	—	—	277,250	2,772	260,615	—	—	—	263,387
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,049)	—	(732,049)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(374,960)	415,055	—	—	40,095
Amortization of restricted stock awards	—	—	—	—	18,888	—	—	—	18,888
Balances at March 31, 2025 (unaudited)	3,973,310	$39,733	20,126,415	$201,264	$175,277,341	$(447,052)	$(129,005,361)	$(1,405,574)	$44,660,351
Net income	—	—	—	—	—	—	1,577,985	(21,561)	1,556,424
Conversion of units in Operating Partnership to shares of common stock	—	—	364,086	3,641	(1,430,387)	—	—	1,426,746	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,540)	—	(662,540)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(406,063)	447,052	—	—	40,989
Amortization of restricted stock awards	—	—	—	—	18,887	—	—	—	18,887
Balances at June 30, 2025 (unaudited)	3,973,310	$39,733	20,490,501	$204,905	$173,459,778	$-	$(129,421,689)	$(389)	$44,282,338

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

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

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$6,289,950	$5,987,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,938,077	9,587,240
Amortization of deferred financing costs	442,510	310,190
Amortization of deferred lease expense	15,043	—
Amortization of mortgage premium	(12,341)	(12,341)
Amortization of finance lease liabilities	830,373	—
Gain on involuntary conversion of assets	(4,123,265)	(235,037)
Unrealized and realized (gain) loss on hedging activities	(53,935)	791,421
Gain on sale of assets	-	(4,400)
Loss on early extinguishment of debt	—	241,878
ESOP and stock - based compensation	382,246	303,783
Changes in assets and liabilities:
Accounts receivable	1,537,104	332,763
Prepaid expenses, inventory and other assets	(1,215,489)	(1,347,134)
Accounts payable and other accrued liabilities	(2,773,074)	1,095,976
Advance deposits	(1,123,016)	(390,832)
Net cash provided by operating activities	10,134,183	16,660,560
Cash flows from investing activities:
Improvements and additions to hotel properties	(8,980,616)	(5,241,788)
Proceeds from involuntary conversion	4,180,113	235,037
Proceeds from sale of assets	-	4,400
Net cash used in investing activities	(4,800,503)	(5,002,351)
Cash flows from financing activities:
Proceeds from mortgage loans	—	35,000,000
Redemption of interest rate swap	—	965,000
Payments on mortgage loans	(2,976,488)	(30,209,018)
Payments on unsecured notes	(494,488)	(395,046)
Payments on finance lease liabilities	(27,904)	—
Payments of deferred financing costs	(25,000)	(1,035,052)
Purchase of interest rate cap	—	(916,000)
Preferred dividends paid	(3,988,624)	(3,988,625)
Net cash used in financing activities	(7,512,504)	(578,741)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,178,824)	11,079,468
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340
Cash, cash equivalents and restricted cash at the end of the period	$26,531,651	$37,315,808

Supplemental disclosures:
Cash paid during the period for interest	$9,133,303	$9,234,239
Cash paid during the period for income taxes	$140,156	$126,484
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$206,669	$638,726
Operating cash flows for finance leases	$370,171	$7,437
Financing cash flows for finance leases	$27,904	$12,743
Non-cash investing and financing activities:
Accrued capital expenditures	$315,511	$(451,352)
Right of use assets acquired under lease liability	$-	$3,205
Acquisition of finance lease assets and liabilities	$46,753	$103,125

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$371,749,241	$372,376,626
Cash and cash equivalents	10,558,135	7,327,880
Restricted cash	15,973,516	21,382,595
Accounts receivable, net	5,988,252	7,525,356
Loan receivable - affiliate	-	807,160
Prepaid expenses, inventory and other assets	6,848,687	5,763,463
TOTAL ASSETS	$411,117,831	$415,183,080
LIABILITIES
Mortgage loans, net	$313,944,830	$316,516,148
Unsecured notes, net	164,278	658,766
Finance lease liabilities	24,050,974	23,201,751
Accounts payable and other accrued liabilities	23,975,442	26,577,504
Advance deposits	2,611,809	3,734,825
Dividends and distributions payable	2,088,160	2,088,160
TOTAL LIABILITIES	$366,835,493	$372,777,154

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at June 30, 2025 and December 31, 2024, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, at June 30, 2025 and December 31, 2024, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, at June 30, 2025 and December 31, 2024, respectively.	27,504,901	27,504,901

General Partner: 209,517 units and 206,744 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	(214,556)	(234,736)
Limited Partners: 20,281,084 units and 20,006,607 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	(48,923,871)	(50,780,103)
TOTAL PARTNERS’ CAPITAL	44,282,338	42,405,926
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$411,117,831	$415,183,080

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$32,537,497	$34,575,890	$63,837,998	$64,315,546
Food and beverage department	9,597,210	9,901,554	19,749,070	19,654,003
Other operating departments	6,659,436	6,216,923	13,519,419	13,273,249
Total revenue	48,794,143	50,694,367	97,106,487	97,242,798
EXPENSES
Hotel operating expenses
Rooms department	7,030,115	7,452,407	13,870,960	14,004,590
Food and beverage department	6,576,018	6,541,720	13,532,539	13,006,575
Other operating departments	2,455,516	2,505,721	5,060,808	5,191,863
Indirect	18,840,141	18,496,840	37,829,026	36,981,736
Total hotel operating expenses	34,901,790	34,996,688	70,293,333	69,184,764
Depreciation and amortization	5,019,340	4,817,523	9,938,077	9,587,240
Corporate general and administrative	2,298,261	1,580,373	4,187,601	3,496,898
Total operating expenses	42,219,391	41,394,584	84,419,011	82,268,902
NET OPERATING INCOME	6,574,752	9,299,783	12,687,476	14,973,896
Other income (expense)
Interest expense	(5,497,789)	(5,000,995)	(10,945,354)	(9,889,801)
Interest income	66,146	208,102	136,936	422,873
Other income	125,430	142,353	252,020	267,230
Loss on early extinguishment of debt	—	—	—	(241,878)
Realized gain on hedging activities	—	—	—	1,041,994
Unrealized gain (loss) on hedging activities	53,369	(84,872)	53,935	(791,421)
Gain on sale of assets	—	4,400	—	4,400
Gain on involuntary conversion of assets	249,384	112,645	4,123,265	235,037
Net income before income taxes	1,571,292	4,681,416	6,308,278	6,022,330
Income tax provision	(14,868)	(17,184)	(18,328)	(35,277)
Net income	1,556,424	4,664,232	6,289,950	5,987,053
Undeclared distributions to preferred unit holders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
Net income (loss) attributable to general and limited partnership unit holders	$(437,889)	$2,669,919	$2,301,325	$1,998,428

Net income (loss) attributable per general and limited partner unit:
Basic and diluted	$(0.02)	$0.13	$0.11	$0.10
Weighted average number of general and limited partner units outstanding
Basic and diluted	20,367,601	20,004,351	20,366,069	19,990,120

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(234,736)	20,006,607	$(50,780,103)	$42,405,926
Amortization of restricted unit awards	—	—	—	—	—	189	—	18,699	18,888
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,369)	(1,994,312)
Unit based compensation	—	—	—	—	2,773	(6,339)	274,477	(85,249)	(91,588)
Net income	—	—	—	—	—	84,130	—	4,649,396	4,733,526
Balances at March 31, 2025 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	209,517	$(176,699)	20,281,084	$(48,171,626)	$45,072,440
Amortization of restricted unit awards	—	—	—	—	—	189	—	18,699	18,888
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	—	1,712	—	(372,813)	(371,101)
Net income	—	—	—	—	—	(19,815)	—	1,576,239	1,556,424
Balances at June 30, 2025 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	209,517	$(214,556)	20,281,084	$(48,923,871)	$44,282,338

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

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$6,289,950	$5,987,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,938,077	9,587,240
Amortization of deferred financing costs	442,510	310,190
Amortization of deferred lease expense	15,043	—
Amortization of mortgage premium	(12,341)	(12,341)
Amortization of finance lease liabilities	830,373	—
Gain on involuntary conversion of assets	(4,123,265)	(235,037)
Unrealized and realized (gain) loss on hedging activities	(53,935)	791,421
Loss on early extinguishment of debt	—	241,878
Gain on sale of assets	—	(4,400)
ESOP and unit - based compensation	(429,479)	238,386
Changes in assets and liabilities:
Accounts receivable	1,537,104	332,763
Prepaid expenses, inventory and other assets	(1,215,489)	(1,347,134)
Accounts payable and other accrued liabilities	(2,773,074)	1,095,976
Advance deposits	(1,123,016)	(390,832)
Net cash provided by operating activities	9,322,458	16,595,163
Cash flows from investing activities:
Improvements and additions to hotel properties	(8,980,616)	(5,241,788)
ESOP loan payments received	811,725	65,397
Proceeds from sale of assets	—	4,400
Proceeds from involuntary conversion	4,180,113	235,037
Net cash used in investing activities	(3,988,778)	(4,936,954)
Cash flows from financing activities:
Proceeds from mortgage loans	—	35,000,000
Redemption of interest rate swap	—	965,000
Payments on mortgage loans	(2,976,488)	(30,209,018)
Payments on unsecured notes	(494,488)	(395,046)
Payments on finance lease liabilities	(27,904)	—
Payments of deferred financing costs	(25,000)	(1,035,052)
Purchase of interest rate cap	—	(916,000)
Preferred dividends paid	(3,988,624)	(3,988,625)
Net cash used in financing activities	(7,512,504)	(578,741)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,178,824)	11,079,468
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340
Cash, cash equivalents and restricted cash at the end of the period	$26,531,651	$37,315,808

Supplemental disclosures:
Cash paid during the period for interest	$8,588,992	$9,185,332
Cash paid during the period for income taxes	$140,156	$126,484
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$206,669	$638,726
Operating cash flows for finance leases	$370,171	$7,437
Financing cash flows for finance leases	$27,904	$12,743
Non-cash investing and financing activities:
Accrued capital expenditures	$315,511	$(451,352)
Right of use assets acquired under lease liability	$-	$3,205
Acquisition of finance lease assets and liabilities	$46,753	$103,125

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of June 30, 2025, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at June 30, 2025 was more than 99.9% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming we will continue as a going concern. We have mortgages maturing during 2025 with balances at maturity totaling approximately $87.3 million and mortgages maturing in 2026 with balances at maturity totaling approximately $68.4 million which we will be unable to repay out of working capital. As discussed in Note 4, Debt, we intend to obtain extensions from several of our lenders. We may also repay some of the mortgage obligations through a combination of proceeds from a refinance of the properties and from working capital. However, there can be no assurances that we will be able to obtain future financing on acceptable terms, if at all. Further, as of June 30, 2025, we failed to maintain compliance with the financial covenants under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. Unless otherwise waived, we are permitted either to reduce the outstanding balance with a prepayment estimated of approximately $4.0 million or provide an equivalent amount of cash collateral until we return to compliance per the terms of the mortgage loan agreement. If required, we anticipate the placement of cash collateral with the lender before the end of September 2025. We believe these plans will be effectively implemented.

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

The Company recognized no impairment losses for the three and six months ended June 30, 2025 and 2024.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	June 30, 2025	June 30, 2024
Cash and cash equivalents	$10,558,135	$18,904,793
Restricted cash	15,973,516	18,411,015
Cash, cash equivalents and restricted cash at the end of the period	$26,531,651	$37,315,808

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2025 and December 31, 2024 were $289,636 and $311,753, respectively. Amortization expense for the three months ended June 30, 2025 and 2024, each totaled $11,058, and for the six months ended June 30, 2025 and 2024, each totaled $22,117, respectively.

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

The Company uses derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we use interest rate swaps or interest rate caps which act as cash flow hedges and are not designated as hedges. We value any interest rate swaps or interest rate caps at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement. Our interest rate cap is the only asset or liability measured at fair value on a recurring basis. There were no non-recurring assets or liabilities for fair value measurements as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate cap(1)	$204,368	$204,368	$379,433	$379,433

Financial Liabilities
Mortgage loans	$(313,944,830)	$(314,308,261)	$(316,516,148)	$(315,981,358)

(1)
The interest-rate cap agreement allows the Company to receive a variable rate of interest based upon the amount in which 1-month SOFR exceeds 3.0% on a notional amount of $26.0 million on the DoubleTree by Hilton Philadelphia Airport. The interest rate cap terminates on May 1, 2026.

The fair value of the Company’s interest rate cap agreement was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward yield curves) derived from observable market interest rates.

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly-owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of June 30, 2025, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of June 30, 2025 and December 31, 2024, net deferred tax assets each totaled $0.

As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2024. In addition, as of June 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2009 through 2024.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of June 30, 2025, the Company has made cumulative awards totaling 881,278 shares to certain executives and its independent directors, of which 247,750 were originally restricted. As of June 30, 2025, 97,000 shares remain restricted and will fully vest by March 2027. Total compensation cost recognized under the 2022 Plan for the three months ended June 30, 2025 and 2024 was $18,888 and $18,888, respectively, and for the six months ended June 30, 2025 and 2024 was $301,162 and $245,199, respectively,

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permitted the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan. No awards under the 2013 Plan were made following adoption of the 2022 Plan. Total compensation cost recognized under the 2013 Plan for the three months ended June 30, 2025 and 2024 was $0 and $22,883, respectively, and for the six months ended June 30, 2025 and 2024, was $0 and $45,765, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered a compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended June 30, 2025 and 2024, the ESOP compensation cost was $40,989 and $6,060, respectively, and for the six months ended June 30, 2025 and 2024, the ESOP compensation cost was $81,085 and $12,818, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP was internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP was not reported as an asset nor was the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were approximately $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and were approximately $1.5 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. Advertising costs are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption recognized during the three and six months ended June 30, 2025 were approximately $0.4 million and $0.6 million, respectively. The insurance proceeds were reflected in the statement of operations in other operating departments revenue and relate to continuing operational impact on the Hotel Alba in Tampa, Florida by Hurricane Helene, which damaged the hotel in September 2024. There were no insurance recoveries for business interruption for the three and six months ended June 30, 2024.

Involuntary Conversion of Assets – The Company generally recognizes gains or losses on involuntary conversions of assets when insurance proceeds related to physical damage to one of our properties exceed or fall short of the undepreciated cost of the assets sustaining damage. During the three months ended June 30, 2025 and 2024, we recognized approximately $0.2 million and $0.1 million, respectively, and approximately $4.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively for gain on involuntary conversion of assets. The gain on involuntary conversion of assets for the six months ended June 30, 2025 primarily relates to the proceeds receive for damage to the Hotel Alba in Tampa, Florida by Hurricane Helene in September 2024.

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

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024

Land and land improvements	$61,483,688	$61,370,250
Buildings and improvements	433,967,395	428,355,821
Right of use assets	3,678,133	3,727,805
Finance lease right of use assets	23,068,236	23,021,483
Furniture, fixtures and equipment	56,794,737	53,820,118
	578,992,189	570,295,477
Less: accumulated depreciation	(207,242,948)	(197,918,851)
Investment in Hotel Properties, Net	$371,749,241	$372,376,626

4. Debt

Mortgage Loans, Net. As of June 30, 2025 and December 31, 2024, we had approximately $313.9 million and approximately $316.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2025	2024	Penalties	Date	Provisions	Rate
The DeSoto (1)	$28,696,534	$29,236,795	Yes	7/1/2026	25 years	4.25%
The DeSoto (2)	4,965,264	4,982,794	Yes	7/1/2026	25 years	7.50%
DoubleTree by Hilton Jacksonville Riverfront (3)	25,824,300	26,056,500	None	7/8/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (4)	10,000,000	10,000,000	(4)	5/6/2028	(4)	7.35%
DoubleTree by Hilton Philadelphia Airport (5)	35,915,488	35,915,488	None	4/29/2026	(5)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (6)	49,646,982	50,211,533	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	37,994,787	38,375,095	None	(7)	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	35,000,000	35,000,000	(8)	3/6/2029	(8)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	29,261,481	29,770,045	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	44,725,680	45,317,273	Yes	10/1/2028	30 years	5.25%
The Whitehall (11)	13,635,598	13,777,078	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$315,666,114	$318,642,601
Deferred financing costs, net	(1,727,146)	(2,144,656)
Unamortized premium on loan	5,862	18,203
Total Mortgage Loans, Net	$313,944,830	$316,516,148

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

(6)	With limited exception, the note could not be prepaid prior to June 2025.
(7)

The note matured on June 1, 2025 and is in default. The Company is in discussion with the special servicer and has proposed terms for a 1-year extension which are under consideration. The Company intends to continue making interest payments, as well as real estate tax escrows and required reserve payments in the interim.

(8)	The note requires payments of interest only and cannot be prepaid until the last four months of the term.
(9)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(10)	The note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(11)	The note bears a floating interest rate of New York Prime Rate plus 1.25%, with a floor of 7.50%.

As of June 30, 2025, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a payment at maturity default on the mortgage on the Georgian Terrace and a covenant default on the DoubleTree by Hilton Jacksonville Riverfront. We have requested a 1-year extension on the mortgage on the Georgian Terrace, but may be required to obtain alternate financing at unfavorable terms. We have requested a waiver from the lender of the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. If we are unable to obtain a waiver, we may be required to provide cash collateral or reduce the outstanding indebtedness by approximately $4.0 million. The mortgages on the DoubleTree Resort by Hilton Hollywood Beach, the DoubleTree by Hilton Philadelphia Airport and The DeSoto mature in October 2025, April 2026 and July 2026, respectively. We intend to obtain an extension from the existing lenders of the DoubleTree Resort by Hilton Hollywood Beach and the DoubleTree by Hilton Philadelphia Airport, but may be required to refinance these mortgages. Based on current and anticipated financial performance of the properties and anticipated market conditions, we may be required to reduce the level of indebtedness by an amount of (i) up to $4.0 million on the refinance of the Georgian Terrace, (ii) up to $12.3 million for the mortgage on the DoubleTree Resort by Hilton Hollywood Beach, and (ii) up to $12.7 million on the DoubleTree by Hilton Philadelphia Airport. We intend to refinance the indebtedness on The DeSoto at an amount at least equivalent to the expiring indebtedness.

Total future mortgage debt maturities for the remaining six and twelve-month periods, without respect to any extension of loan maturity or loan modification after June 30, 2025, were as follows:

For the remaining six months ending December 31, 2025	$89,714,887
December 31, 2026	72,118,271
December 31, 2027	29,804,854
December 31, 2028	64,829,201
December 31, 2029	59,198,901
Total future maturities	$315,666,114

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

On April 16, 2020, we entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500. We are required to make monthly payments of $18,000 through December 25, 2025.

On April 28, 2020, we entered into a promissory note and received proceeds of approximately $9.4 million under a PPP Loan from Fifth Third Bank, National Association. On December 9, 2022, we were notified we had received principal forgiveness in the amount of approximately $4.6 million and are required to make monthly payments of $56,809 through July 1, 2025 to extinguish the loan.

On May 6, 2020, we entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan. On February 3, 2023, we were notified we had received principal forgiveness in the amount of approximately $268,309 and were required to make monthly payments of $13,402 through May 6, 2025 to extinguish the loan.

At June 30, 2025 and December 31, 2024, the PPP loans had a cumulative balance of approximately $0.2 million and approximately $0.7 million, respectively.

5. Commitments and Contingencies

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2025, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2025, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2027 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At June 30, 2025, the balance on the loan was fully repaid, leaving capacity for additional borrowing of approximately $5.0 million under the commitment.

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

As of June 30, 2025, the Company had the following significant operating leases:

We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended June 30, 2025 and 2024, totaled $18,771 and $20,983, respectively, and for the six months ended June 30, 2025 and 2024, totaled $37,543 and $41,966, respectively, and is included in indirect expenses.

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

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years, and can be renewed for an additional five years. The new agreement expires in July 2029, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended June 30, 2025 and 2024, totaled $629 and $651, respectively, and for the six months ended June 30, 2025 and 2024 totaled $1,259 and $1,301, respectively, and is included in indirect expenses.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the three months ended June 30, 2025 and 2024 totaled $42,974 and $36,566, respectively, and for the six months ended June 30, 2025 and 2024 totaled $85,947 and $73,133, respectively, and is included in general and administrative expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended June 30, 2025 and 2024, totaled $80,871 and $67,750, respectively, and for the six months ended June 30, 2025 and 2024, totaled $161,742 and $135,500, respectively, and is included in indirect expenses.

Finance Leases – We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires July 1, 2025 and may be extended for five additional rental periods of 10 years each. We have elected to exercise the renewal option for the first renewal period. Upon commencement of each renewal period, we will be required to make lease payments each year equal to 8.0% of the appraised value of the land. For the renewal period commencing July 2025, total annual lease payments will be $1,792,000.

Upon the determination of the lease payments commencing during the first renewal period, the lease was reassessed and remeasured as a finance lease as of September 1, 2024, which we record as a finance lease asset within investment in hotel properties, net and finance lease liability on our consolidated balance sheets. As a result of the reassessment and remeasurement, we recognized a finance lease asset of $22,716,081 and a finance lease liability of $22,400,000, as of September 1, 2024. In addition, our finance lease asset balance includes unamortized intangible asset for the below market ground lease assumed in 2018 with the purchase of the hotel. The finance lease asset is amortized over the term of the lease including renewal periods. Costs related to the finance lease asset are included in depreciation and amortization expense and interest expense in the Company’s consolidated statements of operations.

As of June 30, 2025, the operating and finance lease term years, weighted-average discount rates, right of use assets and lease liabilities, are as follows:

	June 30, 2025
	Operating	Finance
Weighted-average remaining lease term, including reasonably certain extension options (years)	27.19	49.45
Weighted-average discount rate	8.02%	7.42%

Right of use assets	$4,329,653	$23,068,236
Lease liabilities	$(4,784,358)	$(24,050,974)

Lease Position as of June 30, 2025 and December 31, 2024 – The following tables set forth the lease-related assets and liabilities included in the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024:

Assets	Balance Sheet Classification	June 30, 2025	December 31, 2024

Right of use assets	Prepaid expenses, inventory and other assets	$651,520	$723,732
Right of use assets	Investment in hotel properties, net	3,678,133	3,727,805
Finance lease right of use assets	Investment in hotel properties, net	23,068,236	23,021,483

Total lease assets		$27,397,889	$27,473,020

Liabilities

Lease obligations under ROU assets	Accounts payable and accrued liabilities	$4,784,358	$4,874,919
Finance lease liabilities	Finance lease liabilities	24,050,974	23,201,751
Total lease liabilities		$28,835,332	$28,076,670

Lease Costs for the six months ended June 30, 2025 and 2024 – The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the three months ended June 30, 2025 and 2024, and six months ended June 30, 2025 and 2024:

	Consolidated Statement of Operations	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Classification	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Operating lease costs
Fixed	Corporate general and administrative	$47,194	$38,626	$94,387	$79,413
	Hotel operating expenses - Indirect	103,955	111,419	$209,918	224,141
Variable	Hotel operating expenses - Indirect	—	204,374	—	329,618

Finance lease costs:
Amortization of lease assets	Depreciation and amortization	129,606	7,378	258,646	15,984
Variable	Hotel operating expenses - Indirect	186,000	—	325,305	—
Interest on lease liabilities	Interest expense	22,528	3,658	44,866	7,437
Total lease costs		$489,283	$365,455	$933,122	$656,593

Undiscounted Cash Flows –The following table reconciles the undiscounted cash flows for each of the next five years and total of the anticipated remaining periods to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of June 30, 2025:

	June 30, 2025
	Operating	Financing

For the remaining six months ending December 31, 2025	$276,103	$944,843
December 31, 2026	552,233	1,885,418
December 31, 2027	551,196	1,877,352
December 31, 2028	524,984	1,872,197
December 31, 2029	528,701	1,856,509
December 31, 2030 and thereafter	10,240,006	81,563,789
Total undiscounted lease payments	12,673,223	90,000,108
Less imputed interest	(7,888,865)	(65,949,134)
Total lease liability	$4,784,358	$24,050,974

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotel are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of June 30, 2025, the leases for space on the roofs of our hotels expire between June 2025 and May 2028. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024, totaled approximately $0.6 million and $0.7 million, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve month periods is as follows:

For the remaining six months ended December 31, 2025	$533,033
December 31, 2026	920,073
December 31, 2027	711,615
December 31, 2028	478,410
December 31, 2029	485,283
December 31, 2030 and thereafter	1,397,049
Total	$4,525,463

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	June 30, 2025	December 31, 2024	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of June 30, 2025, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of June 30, 2025, the undeclared cumulative preferred dividends were approximately $21.9 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	June 30, 2025	December 31, 2024	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units as of June 30, 2025, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of June 30, 2025, the undeclared cumulative preferred dividends were approximately $21.9 million.

8. Common Stock and Units

Common Stock – As of June 30, 2025, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

As of June 30, 2025 and December 31, 2024, the Company had 20,490,501 and 19,849,165 shares of common stock outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, the total number of Operating Partnership units outstanding was 20,490,601 and 20,213,351, respectively.

As of June 30, 2025 and December 31, 2024, the total number of outstanding Operating Partnership units not owned by the Company was 100 and 364,186, respectively, with a fair market value of approximately less than $0.1 million and $0.3 million, respectively, based on the price per share of the common stock on such respective dates.

As of June 30, 2025, there are unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of June 30, 2025, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 62.77%, 6.21%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Payable – At June 30, 2025 and December 31, 2024, we owed Our Town approximately $0.9 million and $0.9 million, respectively.

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

Base management fees earned by Our Town for our properties totaled approximately $1.3 million and $1.3 million, for the three months ended June 30, 2025 and 2024, respectively, and were approximately $2.5 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ended June 30, 2025 and 2024, were $(78,253) and $(7,175), respectively, and for the six months ended June 30, 2025 and 2024, were approximately $78,294 and $111,666, respectively .

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

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal that has been exercised, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. Sublease income from Our Town was $30,687 and $32,588 for the three months ended June 30, 2025 and 2024, respectively, and was $48,923 and $65,177 for the six months ended June 30, 2025 and 2024, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1.0 million for each of the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2025 and 2024, were approximately $2.0 million and $1.9 million, respectively.

Others. We employ Robert E. Kirkland IV, the son-in-law of our Chairman, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation expense for these two individuals, including salary and benefits, for the three months ended June 30, 2025 and 2024, were $140,204 and $142,343, respectively, and for the six months ended June 30, 2025 and 2024, totaled $284,581 and $345,431, respectively.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Employer matching contributions to the plan totaled $28,950 and $27,757, for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024, totaled $66,384 and $60,049, respectively.

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

A total of 659,212 shares with a fair value of $626,251 remained allocated or committed to be released from the suspense account, as of June 30, 2025. We recognized as compensation cost of $40,989 and $6,059 for the three months ended June 30, 2025 and 2024, respectively, and $81,085 and $12,818 during the six months ended June 30, 2025 and 2024, respectively. The were no remaining unallocated shares as of June 30, 2025. As of June 30, 2025, the ESOP held a total of 538,511 allocated shares, 120,701 committed-to-be-released shares and zero suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	June 30, 2025		December 31, 2024
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	538,511	$511,585	538,511	$501,569
Committed to be released shares	120,701	$114,666	—	—
Total Allocated and Committed-to-be-Released	659,212	$626,251	538,511	$501,569

Unallocated shares	—	—	120,701	112,421

Total ESOP Shares	659,212	$626,251	659,212	$613,990

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$4,296,986	$4,339,345	$8,552,992	$8,376,932
General and administrative	3,825,067	3,821,459	7,810,847	7,559,619
Repairs and maintenance	2,101,517	2,189,231	4,403,756	4,518,830
Utilities	1,687,343	1,520,775	3,356,624	2,998,548
Property taxes	1,556,979	1,419,067	3,082,713	2,960,768
Management fees, including incentive	1,173,761	1,288,046	2,582,930	2,609,411
Franchise fees	1,195,555	1,250,575	2,313,490	2,311,937
Insurance	1,735,931	1,405,670	3,193,297	3,197,386
Information and telecommunications	934,362	954,506	1,913,303	1,953,110
Other	332,640	308,166	619,074	495,195
Total indirect hotel operating expenses	$18,840,141	$18,496,840	$37,829,026	$36,981,736

12. Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	14,868	17,184	18,328	35,277
	14,868	17,184	18,328	35,277
Deferred:
Federal	581,661	565,552	892,201	368,178
State	49,485	31,226	279,479	149,907
Subtotals	631,146	596,778	1,171,680	518,085
Change in deferred tax valuation allowance	(631,146)	(596,778)	(1,171,680)	(518,085)
	—	—	—	—
Income tax provision	$14,868	$17,184	$18,328	$35,277

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	329,971	$1,043,231	$1,324,738	$1,324,823
Federal tax impact of REIT election	375,255	(259,448)	(135,878)	(530,293)
Statutory federal income tax provision (benefit) at TRS	705,226	783,783	1,188,860	794,530
State income tax provision (benefit), net of federal provision (benefit)	(59,212)	(169,821)	1,148	(241,168)
Change in valuation allowance	(631,146)	(596,778)	(1,171,680)	(518,085)
	$14,868	$17,184	$18,328	$35,277

13. Earnings Per Share and Per Unit

Earnings Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation, due to the following: since the participating outstanding unvested restricted stock awards of 207,764, in the denominator are anti-dilutive, due to the decrease in the average market price of the shares as of the three and six months ended June 30, 2025, therefore the shares are not included in a dilutive calculation. The computation of basic and diluted net income (loss) per share attributable to common stockholders for earnings per share computation, for the Company, is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income	$1,556,424	$4,664,232	$6,289,950	$5,987,053
Less: Net income allocated to participating share awards	(9,456)	(52,283)	(38,219)	(76,480)
Net income attributable to non-controlling interest	21,561	(48,151)	(27,124)	(36,033)
Undeclared distributions to preferred stockholders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
Net income (loss) attributable to common stockholders for EPS computation	$(425,784)	$2,569,485	$2,235,982	$1,885,915

Denominator
Weighted average number common shares outstanding for basic EPS computation	20,268,717	19,431,455	20,069,216	19,395,528

Basic and diluted net income (loss) per common share:
Undistributed income (loss)	$(0.02)	$0.13	$0.11	$0.10
Total basic and diluted	$(0.02)	$0.13	$0.11	$0.10

The accounting for unvested share-based payment awards (share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid), are participating securities and included in the computation of basic earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the numerator for basic weighted average shares outstanding calculation. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation, due to the following: since the participating outstanding unvested restricted stock awards of 207,764, in the denominator are anti-dilutive, due to the decrease in the average market price of the shares as of the three and six months ended June 30, 2025, therefore the shares are not included in a dilutive calculation.

Earnings Per Unit – The computation of basic and diluted net income (loss) per unit, for the Operating Partnership, is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income	$1,556,424	$4,664,232	$6,289,950	$5,987,053
Less: Net income allocated to participating unit awards	(9,456)	(52,283)	(38,219)	(76,480)
Undeclared distributions to preferred unitholders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
Net income (loss) attributable to unitholders for EPU computation	$(447,345)	$2,617,636	$2,263,106	$1,921,948

Denominator
Weighted average number of units outstanding for basic EPU computation	20,367,601	20,004,351	20,366,069	19,990,120
Effect of dilutive participating securities:
Basic and diluted net income (loss) per unit:
Undistributed (loss) income	$(0.02)	$0.13	$0.11	$0.10
Total basic and diluted	$(0.02)	$0.13	$0.11	$0.10

The unvested unit-based payment awards (unit-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid) are participating securities and included in the computation of basic earnings per unit. Our grants of restricted unit awards to our employees and directors are considered participating securities, and we have prepared our earnings per unit calculations to include outstanding unvested restricted unit awards in the numerator for basic weighted average shares outstanding calculation. The unallocated ESOP units have been excluded in the weighted average for the basic and diluted earnings per share computation, due to the following: since the participating outstanding unvested restricted unit stock awards of 207,764 in the denominator are anti-dilutive, due to the decrease in the average market price of the units as of the three and six months ended June 30, 2025, therefore the shares are not included in a dilutive calculation.

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

The following table presents information about profit or loss for the hotel segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

REVENUE
Rooms department	$32,537,497	$34,575,890	$63,837,998	$64,315,546
Food and beverage department	9,597,210	9,901,554	19,749,070	19,654,003
Other operating departments	6,659,436	6,216,923	13,519,419	13,273,249
Total revenue	48,794,143	50,694,367	97,106,487	97,242,798
EXPENSES
Hotel operating expenses
Rooms department	7,030,115	7,452,407	13,870,960	14,004,590
Food and beverage department	6,576,018	6,541,720	13,532,539	13,006,575
Other operating departments	2,455,516	2,505,721	5,060,808	5,191,863
Indirect	18,840,141	18,496,840	37,829,026	36,981,736
Total hotel operating expenses	34,901,790	34,996,688	70,293,333	69,184,764

Hotel EBITDA	$13,892,353	$15,697,679	$26,813,154	$28,058,034

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$1,556,424	$4,664,232	$6,289,950	$5,987,053
Income tax provision	14,868	17,184	18,328	35,277
Depreciation and amortization	5,019,340	4,817,523	9,938,077	9,587,240
Corporate general and administrative	2,298,261	1,580,373	4,187,601	3,496,898
Interest expense	5,497,789	5,000,995	10,945,354	9,889,801
Interest income	(66,146)	(208,102)	(136,936)	(422,873)
Other income	(125,430)	(142,353)	(252,020)	(267,230)
Loss on early extinguishment of debt	—	—	—	241,878
Unrealized gain (loss) on hedging activities	(53,369)	84,872	(53,935)	(250,573)
Gain on sale of assets	—	(4,400)	—	(4,400)
Gain on involuntary conversion of assets	(249,384)	(112,645)	(4,123,265)	(235,037)
Hotel EBITDA	$13,892,353	$15,697,679	$26,813,154	$28,058,034

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

15. Subsequent Events

On July 21, 2025, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of October 31, 2025, to be paid on November 20, 2025.

On July 21, 2025, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of October 31, 2025, to be paid on November 20, 2025.

On July 21, 2025, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of October 31, 2025, to be paid on November 20, 2025.

On July 24, 2025, we entered into an agreement to sell the parking garage associated with The Georgian Terrace for $17.75 million. We intend to use the net cash proceeds to reduce the existing indebtedness on the hotel. Closing of the sale is subject to various conditions including, but not limited to (i) a condition related to the completion of a separate reciprocal easement agreement; (ii) a condition related to governmental approvals; (iii) a condition related to the consent of the existing mortgage lender; (iv) the satisfactory completion of a diligence review of the Parking Garage; (v) the accuracy of representations and warranties through closing; and (vi) conditions related to the termination of Parking Garage agreements and leases.

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of June 30, 2025, our portfolio consisted of the following hotel properties:

	Number				Chain/Class
Property	of Rooms		Location	Date of Acquisition	Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Lyfe Resort & Residences	57	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	68	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,911

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of June 30, 2025. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended June 30, 2025 and 2024, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, during the six months ended June 30, 2025 and 2024.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Actual Portfolio Metrics
Occupancy %	71.0%	74.0%	69.7%	69.1%
ADR	$180.73	$184.24	$181.71	$183.54
RevPAR	$128.34	$136.38	$126.60	$126.84
Composite Portfolio Metrics
Occupancy %	70.8%	73.4%	69.8%	69.2%
ADR	$183.88	$187.51	$186.14	$188.91
RevPAR	$130.20	$137.67	$129.97	$130.64

Comparison of the Three Months Ended June 30, 2025, to the Three Months Ended June 30, 2024

Revenue. Total revenue for the three months ended June 30, 2025, decreased by approximately $1.9 million, or 3.7%, to approximately $48.8 million compared to total revenue of approximately $50.7 million for the three months ended June 30, 2024. Total revenue decreased at each of our wholly-owned properties with the exception of the Hotel Alba.

Rooms revenue decreased approximately $2.1 million, or 5.9%, to approximately $32.5 million for the three months ended June 30, 2025, compared to rooms revenue of approximately $34.6 million for the three months ended June 30, 2024. RevPAR for the three month period decreased 5.9% from $136.38 in 2024, to $128.34 in 2025, driven by a 4.1% decrease in occupancy and a 1.9% decrease in ADR. Rooms revenue decreased at each of our wholly-owned properties with the exception of the Hotel Ballast.

Food and beverage revenues decreased approximately $0.3 million, or 3.1%, to approximately $9.6 million for the three months ended June 30, 2025 compared to food and beverage revenues of approximately $9.9 million for the three months ended June 30, 2024. Despite decreases in occupancy, four of our wholly-owned properties experienced increases in food and beverage revenue.

Revenue from other operating departments increased approximately $0.4 million, or 7.1%, to approximately $6.6 million for the three months ended June 30, 2025 compared to revenue from other operating departments of approximately $6.2 million for the three months ended June 30, 2024. Most of the increases related to proceeds of business interruption insurance related to the ongoing effects from the casualty experienced at the Hotel Alba in Tampa, Florida from Hurricane Helene in September 2024.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $0.1 million, or 0.3%, to approximately $34.9 million for the three months ended June 30, 2025, compared to total hotel operating expenses of approximately $35.0 million for the three months ended June 30, 2024. The decrease in hotel operating expenses for the three months ended June 30, 2025 was directly related to the decrease in room revenues and food and beverage revenues at most of our hotels and higher indirect expenses as described below.

Rooms expense for the three months ended June 30, 2025 decreased by approximately $0.4 million, or 5.7%, to approximately $7.0 million, compared to rooms expense for the three months ended June 30, 2024 of approximately $7.4 million. The decrease was directly related to the decrease in room revenue.

Food and beverage expenses for the three months ended June 30, 2025 increased approximately $0.1 million, or 0.5%, to approximately $6.6 million, compared to food and beverage expenses of approximately $6.5 million, for the three months ended June 30, 2024. The increase in food and beverage expenses for the three months ended June 30, 2025, resulted from an aggregate increase of approximately $0.4 million from four of our properties, with offsetting decreases at our remaining properties. The increase was primarily due to increases in fixed kitchen and restaurant costs.

Expenses from other operating departments for the three months ended June 30, 2025, remained flat at $2.5 million when compared to the three months ended June 30, 2024.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2025 increased approximately $0.3 million, or 1.9%, to approximately $18.8 million, compared to indirect expenses of approximately $18.5 million for the three months ended June 30, 2024. Increases of approximately $0.6 million in energy & utilities, property taxes and insurance were offset by decreases in repairs and maintenance, management fees, franchise fees and sales and marketing expenses of approximately $0.3 million.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2025, increased approximately $0.7 million, or 45.4%, to approximately $2.3 million compared to corporate general and administrative expenses of approximately $1.6 million, for the three months ended June 30, 2024. The increase was primarily attributable to increased legal fees during the period.

Interest Expense. Interest expense for the three months ended June 30, 2025, increased approximately $0.5 million, or 9.9%, to approximately $5.5 million, as compared to interest expense of approximately $5.0 million, for the three months ended June 30, 2024. The increase in interest expense for the three months ended June 30, 2025, was substantially related to an increase of approximately $0.4 million in interest expense from the Hyatt Centric Arlington property’s ground lease which we began accounting for as a finance lease effective September 1, 2024.

Unrealized and Realized Gain on Hedging Activities. Fluctuations in the value of the interest-rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport resulting in an increase in fair value over amortized cost of approximately $0.1 million for the three months ended June 30, 2025 compared to a decrease in fair value over amortized cost of approximately $0.1 million for the three months ended June 30, 2024.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets of approximately $0.2 million for the three months ended June 30, 2025 primarily relates to the proceeds received for damage to the DoubleTree by Hilton Jacksonville Riverfront in September 2024.

Net Income. We realized net income for the three months ended June 30, 2025, of approximately $1.6 million, compared to a net income of approximately $4.7 million, for the three months ended June 30, 2024, because of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2025, to the Six Months Ended June 30, 2024

Revenue. Total revenue for the six months ended June 30, 2025, decreased by approximately $0.1 million, or 0.1%, to approximately $97.1 million compared to total revenue of approximately $97.2 million for the six months ended June 30, 2024. Increases of approximately $2.4 million in total revenue at seven of our properties were offset by a decrease of $2.5 million at our remaining properties.

Rooms revenue decreased approximately $0.5 million, or 0.7%, to approximately $63.8 million for the six months ended June 30, 2025, compared to rooms revenue of approximately $64.3 million for the six months ended June 30, 2024. RevPAR for the six month period decreased 0.2% from $126.84 in 2024, to $126.60 in 2025, driven by a 1.0% decrease in ADR. Increases in room revenue at five of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining five wholly-owned properties.

Food and beverage revenues remained flat at approximately $19.7 million for the six months ended June 30, 2025 compared to food and beverage revenues for the six months ended June 30, 2024. Increases in banqueting and catering for small groups and meetings at four of our wholly-owned properties were offset by decreases at the remaining six wholly-owned properties.

Revenue from other operating departments increased by approximately $0.2 million, or 1.9%, to approximately $13.5 million for the six months ended June 30, 2025 compared to revenue from other operating departments of approximately $13.3 million for the six months ended June 30, 2024. Most of the increases related to proceeds of business interruption insurance related to the ongoing effects from the casualty experienced at the Hotel Alba in Tampa, Florida from Hurricane Helene in September 2024.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $1.1 million, or 1.6%, to approximately $70.3 million for the six months ended June 30, 2025, compared to total hotel operating expenses of approximately $69.2 million for the six months ended June 30, 2024. The increase in hotel operating expenses for the six months ended June 30, 2025, was directly related to the increases in food and beverage revenues and higher indirect expenses as described below.

Rooms expense for the six months ended June 30, 2025, decreased by approximately $0.1 million, or 1.0%, to approximately $13.9 million, compared to rooms expense for the six months ended June 30, 2024, of approximately $14.0 million. The decrease was directly related to the decrease in room revenue.

Food and beverage expenses for the six months ended June 30, 2025, increased approximately $0.5 million, or 4.0%, to approximately $13.5 million, compared to food and beverage expenses of approximately $13.0 million, for the six months ended June 30, 2024. The net increase in food and beverage expenses for the six months ended June 30, 2025, resulted from an aggregate increase of approximately $0.8 million from six of our properties, with offsetting decreases at our remaining properties. The increase was primarily due to increases in fixed kitchen and restaurant costs.

Expenses from other operating departments for the six months ended June 30, 2025, decreased approximately $0.1 million or 2.5%, to approximately $5.1 million, compared to other operating departments expense for the six months ended June 30, 2024, of approximately $5.2 million. The decrease was directly related to the decrease in other departments revenue, excluding the proceeds of business interruption insurance.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2025, increased approximately $0.8 million, or 2.3%, to approximately $37.8 million, compared to indirect expenses of approximately $37.0 million for the six months ended June 30, 2024. The increase was related to increases in administration and general, sales and marketing, energy and utilities, and real and personal property taxes.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2025, increased approximately $0.7 million, or 19.8%, to approximately $4.2 million compared to corporate general and administrative expenses of approximately $3.5 million, for the six months ended June 30, 2024. The increase was primarily attributable to increased legal fees during the period.

Interest Expense. Interest expense for the six months ended June 30, 2025, increased approximately $1.0 million, or 10.7%, to approximately $10.9 million, as compared to interest expense of approximately $9.9 million, for the six months ended June 30, 2024. The increase in interest expense for the six months ended June 30, 2025, was substantially related to an increase of approximately $0.8 million in interest expense from the Hyatt Centric Arlington property’s ground lease which we began accounting for as a finance lease effective September 1, 2024.

Realized Gain on Hedging Activities. The realized gain on hedging activities during the six months ended June 30, 2024, was approximately $1.0 million, due to termination of the Hotel Alba Tampa, Tapestry Collection by Hilton interest rate swap.

Unrealized Loss on Hedging Activities. Fluctuations in the value of the interest-rate cap related to the mortgage loan on the DoubleTree by Hilton Philadelphia Airport resulting in an increase in fair value over amortized cost of approximately $0.1 million for the six months ended June 30, 2025, compared to a decrease in fair value over amortized cost of approximately $0.8 million for the six months ended June 30, 2024.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets of approximately $4.1 million for the six months ended June 30, 2025 primarily relates to the proceeds received for the casualty experienced at the Hotel Alba in Tampa, Florida from Hurricane Helene in September 2024. Gain on involuntary conversion of assets for the six months ended June 30, 2024 primarily relates to small casualties the year prior at the DoubleTree Resort by Hilton Hollywood Beach.

Net Income. We realized a net income for the six months ended June 30, 2025, of approximately $6.3 million, compared to a net income of approximately $6.0 million, for the six months ended June 30, 2024, because of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$1,556,424	$4,664,232	$6,289,950	$5,987,053
Depreciation and amortization - real estate	5,004,535	4,802,717	9,908,466	9,557,629
Gain on sale of assets	-	(4,400)	-	(4,400)
Gain on involuntary conversion of assets	(249,384)	(112,645)	(4,123,265)	(235,037)
FFO	6,311,575	9,349,904	12,075,151	15,305,245
Distributions to preferred stockholders	(1,994,313)	(1,994,313)	(3,988,625)	(3,988,625)
FFO attributable to common stockholders and unitholders	4,317,262	7,355,591	8,086,526	11,316,620
Amortization	14,805	14,806	29,611	29,611
ESOP and stock - based compensation	59,875	47,827	382,246	303,783
Loss on early debt extinguishment	—	—	—	241,878
Negative lease amortization	419,117	—	830,373	-
Unrealized (gain) loss on hedging activities	(53,369)	84,872	(53,935)	791,421
Adjusted FFO attributable to common stockholders and unitholders	4,757,690	7,503,096	$9,274,821	$12,683,313

Weighted average number of shares outstanding, basic	20,268,717	19,431,455	20,069,216	19,395,528

Weighted average number of non-controlling units	120,128	364,186	241,483	364,186

Weighted average number of shares and units outstanding, basic	20,388,845	19,795,641	20,310,699	19,759,714

FFO per common share and unit	$0.21	$0.37	$0.40	$0.57

Adjusted FFO per common share and unit	$0.23	$0.38	$0.46	$0.64

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

Hotel EBITDA and Hotel EBITDA Margin. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early debt extinguishment, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and our operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis. Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs. Hotel EBITDA Margin is calculated by dividing Hotel EBITDA by Total Revenues.

The following is a reconciliation of net income to EBITDA and Hotel EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$1,556,424	$4,664,232	$6,289,950	$5,987,053
Interest expense	5,497,789	5,000,995	10,945,354	9,889,801
Interest income	(66,146)	(208,102)	(136,936)	(422,873)
Income tax provision	14,868	17,184	18,328	35,277
Depreciation and amortization	5,019,340	4,817,523	9,938,077	9,587,240
EBITDA	12,022,275	14,291,832	27,054,773	25,076,498
Other income	(125,430)	(142,353)	(252,020)	(267,230)
Loss on early debt extinguishment	—	—	—	241,878
Gain on sale of assets		(4,400)		(4,400)
Gain on involuntary conversion of assets	(249,384)	(112,645)	(4,123,265)	(235,037)
Subtotal	11,647,461	14,032,434	22,679,488	24,811,709
Corporate general and administrative	2,298,261	1,580,373	4,187,601	3,496,898
Realized and unrealized gain on hedging activities	(53,369)	84,872	(53,935)	(250,573)
Hotel EBITDA	$13,892,353	$15,697,679	$26,813,154	$28,058,034

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and sales of hotel properties or portions thereof. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of June 30, 2025, we had approximately $10.6 million of unrestricted cash and $16.0 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the six months ended June 30, 2025, was approximately $10.1 million, generally consisting of net cash flow provided by hotel operations. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the six months ended June 30, 2025, was approximately $4.8 million. Of this amount approximately $9.0 million was related to capital expenditures for improvements and additions to hotel properties. We also received insurance proceeds of approximately $4.2 million related to damage sustained by the Hotel Alba in Tampa, Florida by Hurricane Helene in September 2024.

Financing Activities. During the six months ended June 30, 2025, the Company and Operating Partnership made principal payments on our mortgages of approximately $3.0 million, payments on our unsecured notes of approximately $0.5 million and paid preferred dividends of approximately $4.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. For 2025, we expect total capital expenditures for the routine replacement and refurbishment of furniture, fixtures and equipment to be approximately $7.3 million.

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

During fiscal years 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Philadelphia, Pennsylvania of approximately $11.5 million as a condition to the renewal of our franchise license. On April 29, 2024, coincident with the extension of the mortgage loan, we placed $5.0 million into a reserve account to partially fund the renovation. In addition, provided we meet certain financial covenants, we expect the release of $1.2 million of other reserves in additional funding on or after June 30, 2025. We expect to fund the remainder of the capital expenditures out of working capital. As of June 30, 2025, we had incurred costs totaling approximately $4.5 million.

During fiscal years 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to the renewal of our franchise license. On July 8, 2024, in conjunction with the refinance of the mortgage with Fifth Third Bank, N.A., we secured additional funding of $9.49 million to partially fund the product improvement plan. We expect to fund the remainder of the capital expenditures out of working capital. As of June 30, 2025, we had incurred costs totaling approximately $1.9 million.

Liquidity and Capital Resources

As of June 30, 2025, we had total cash and cash equivalents of approximately $10.6 million and restricted cash of approximately $16.0 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, routine capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt). As described in Note 2 to the Notes to Consolidated Financial Statements and set forth elsewhere in this report, we have mortgages maturing during 2025 with balances at maturity totaling approximately $87.3 million and mortgages maturing in 2026 with balances at maturity totaling approximately $68.4 million which we will be unable to repay out of working capital. Our plans with respect to some of the maturing indebtedness are described below.

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

As of the date of this report, we were current on all mortgage and other loan payments per the terms of our agreements, as amended, except the mortgage on The Georgian Terrace in Atlanta, Georgia which matured on June 1, 2025. We have requested a 1-year extension from the special servicer for the loan. If we are unsuccessful in obtaining an extension, we may be required to refinance the mortgage and may also be required to reduce the level of indebtedness by an amount of up to $4.0 million based upon the financial performance of the property and market conditions. Notwithstanding, we have also entered into an agreement to sell the parking garage associated with the hotel for $17.75 million. We intend to refinance the mortgage on the hotel concurrent with the sale of the garage. We anticipate that proceeds of the sale and refinance will not require the outlay of working capital.

As of the date of this report, we were in compliance with all debt covenants with the exception of the financial covenant on the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. We have requested a waiver from the lender of the mortgage, but may be required to provide cash collateral or reduce the outstanding indebtedness by approximately $4.0 million if the waiver is not granted.

In October 2025, the mortgage on the DoubleTree Resort by Hilton Hollywood Beach matures. We also intend to request an extension from the existing lender. If we are unsuccessful, we may be required to refinance the mortgage and may also be required to reduce the level of indebtedness by an amount of up to $12.3 million based upon anticipated financial performance of the property and anticipated market conditions.

In May 2026, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures. We also intend to request an extension from the existing lender. If we are unsuccessful, we may be required to refinance the mortgage and may also be required to reduce the level of indebtedness by an amount of up to $12.7 million based upon anticipated financial performance of the property and anticipated market conditions.

In July 2026, the mortgage on The DeSoto in Savannah, Georgia matures. We intend to refinance the maturing indebtedness in advance of the loan’s maturity in order to access the equity in the hotel. We intend to use the proceeds of the refinance for working capital and to fund the capital expenditures related to the renovation of our properties as required by the terms of their franchise agreements and to fund the reductions in the level of indebtedness of the loan maturities discussed above, if required.

In January 2027, the mortgage on the Hotel Ballast in Wilmington, North Carolina matures. We intend to refinance the maturing indebtedness in advance of the loan’s maturity in order to access the equity in the hotel. We intend to use the proceeds of the refinance for working capital and to fund the capital expenditures related to the renovation of our properties as required by the terms of their franchise agreements and to fund the reductions in the level of indebtedness of the loan maturities discussed above, if required.

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

As described in “Liquidity and Capital Resources,” as of June 30, 2025, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a payment at maturity default on the mortgage on the Georgian Terrace and a covenant default on the DoubleTree by Hilton Jacksonville Riverfront.

Certain of our loan agreements contain “cash trap” provisions that may be triggered if the performance of our hotels declines below a certain threshold. Beginning with the quarter ended September 30, 2023, we met the provisions under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach, which require substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender. Effective with the quarter ended June 30, 2025, we met the criteria in the loan agreement for exiting the “cash trap”.

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

On July 24, 2025, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of October 31, 2025 and a payment date of November 20, 2025.

As of June 30, 2025, the amount of cumulative unpaid dividends on our outstanding preferred shares is approximately $21.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of “catch up” distributions. The amount, timing and frequency of distributions, including additional “catch-up” distributions, will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

As of June 30, 2025, we had approximately $240.5 million of fixed-rate debt, including the PPP Loans of approximately $0.2 million with a fixed rate of 1.0%, and approximately $75.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.41%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate, except for a $26.0 million portion of the mortgage on the DoubleTree by Hilton Philadelphia which is subject to a cap on SOFR of 3.00%. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania, Jacksonville,

Florida and Houston, Texas hotels remains at approximately $75.4 million, the balance at June 30, 2025, the impact on our annual interest incurred and cash flows of a one percent increase in SOFR and the Prime Rate, would be approximately $0.5 million.

As of December 31, 2024, we had approximately $243.6 million of fixed-rate debt, including the PPP Loans of $0.7 million, with a fixed rate of 1.0% and approximately $75.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.39%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically changes in the 1-month SOFR and in Prime Rate, except for a $26.0 million portion of the mortgage on the DoubleTree by Hilton Philadelphia which is subject to a cap on SOFR of 3.00%. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania, Jacksonville, Florida and Houston, Texas hotels remains at approximately $75.7 million, the balance at December 31, 2024, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month SOFR and the Prime Rate, would be approximately $0.5 million.

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On May 1, 2025, three holders of units in the Operating Partnership redeemed an aggregate total of 364,086 units for an equivalent number of shares of the Company's common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

Preferred Stock

The Company’s distributions on the shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are in arrears for eleven quarterly periods. When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

As of August 12, 2025, the Company has deferred payment and is in arrears on dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, and June 30, 2025. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The Company has declared dividends in the respective amounts shown above for each of the Series B, Series C, and Series D Preferred Stock, for the distribution period ending December 31, 2022, payable on November 20, 2025. The total arrearage of cumulative unpaid cash dividends on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through August 12, 2025, are $8,052,550, $7,287,931, and $6,596,958, respectively.

Georgian Terrace Mortgage Loan

On June 26, 2025, the Company received a Notice of Default (the “Notice”) from the special servicer for the mortgage loan on the Company’s Georgian Terrace hotel. The Notice states that the Company’s subsidiary, SOHO Atlanta LLC, is in default under the note and the loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder, and that the current lender, Wilmington Trust, National Association, as Trustee, will take all such actions as it deems appropriate to protect its interest in the Mortgage Loan and to collect the debt thereunder, including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents without further notice or demand except as required pursuant to state law and the loan documents. The Company estimates that the amount of the direct financial obligation, as of August 12, 2025, is approximately $38.0 million. The

Company has engaged a consultant to negotiate for an extension of the mortgage loan with the special servicer, and proposed extension terms have been provided to the special servicer. The Company intends to continue making interest payments, as well as real estate tax escrow and required reserve payments in the interim.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

2025 Annual Meeting

The Company plans to hold its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) on November 17, 2025, with a September 18, 2025, record date for the determination of stockholders entitled to receive notice and vote at such meeting. The time and location of the 2025 Annual Meeting will be specified in the 2025 proxy statement.

Because the 2025 Annual Meeting will be more than thirty (30) days after the anniversary of the Company’s 2024 Annual Meeting of Stockholders, the Company is disclosing a new deadline for submission of stockholder proposals for inclusion in the 2025 proxy statement pursuant to Rule 14a-8 under the Exchange Act.

In accordance with Rules 14a-5(f) and 14a-8(e) of the Exchange Act, the Company is hereby informing stockholders that to be considered for inclusion in the 2025 proxy statement, stockholder proposals submitted under Rule 14a-8 of the Exchange Act must be in writing and received by the Corporate Secretary at the Company’s principal offices at 306 S. Henry Street, Suite 100, Williamsburg, Virginia 23185, no later than 5:00 pm Eastern Time on July 28, 2025, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Such proposals must also comply with the remaining requirements of Rule 14a-8. Any proposal submitted after the foregoing deadline will not be considered timely and will be excluded from the 2025 proxy statement.

Additionally, in accordance with the advance notice provisions set forth in the Company’s Third Amended and Restated Bylaws (the “Bylaws”), in order for a stockholder proposal submitted outside of Rule 14a-8 or a director nomination submitted by a stockholder to be considered timely, it must be received by the Corporate Secretary no later than 5:00 pm Eastern Time on July 28, 2025. Any such proposal must meet the requirements set forth in the Company’s Bylaws in order to be brought before the 2025 Annual Meeting.

In addition, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than September 18, 2025.

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

SOTHERLY HOTELS INC.

Date: August 14, 2025	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 14, 2025	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer