Form 10-Q
period 2025-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2025-11-14
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of November 12, 2025, there were 20,490,501 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2025, of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$369,124,422	$372,376,626
Cash and cash equivalents	9,432,658	7,327,880
Restricted cash	20,189,363	21,382,595
Accounts receivable, net	6,666,602	7,525,356
Prepaid expenses, inventory and other assets	5,968,331	5,763,463
TOTAL ASSETS	$411,381,376	$414,375,920
LIABILITIES
Mortgage loans, net	$320,510,464	$316,516,148
Unsecured notes	53,875	658,766
Finance lease liabilities	24,024,607	23,201,751
Accounts payable and accrued liabilities	22,456,213	26,577,504
Advance deposits	3,497,927	3,734,825
Dividends and distributions payable	4,082,473	2,088,160
TOTAL LIABILITIES	$374,625,559	$372,777,154
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at September 30, 2025 and December 31, 2024, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at September 30, 2025 and December 31, 2024, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at September 30, 2025 and December 31, 2024, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 20,490,501 shares issued and outstanding at September 30, 2025 and 19,849,165 shares issued and outstanding at December 31, 2024.	204,905	198,492
Additional paid-in capital	173,417,516	175,372,798
Unearned ESOP shares	—	(862,107)
Distributions in excess of retained earnings	(136,906,225)	(131,695,891)
Total Sotherly Hotels Inc. stockholders’ equity	36,755,929	43,053,025
Noncontrolling interest	(112)	(1,454,259)
TOTAL EQUITY	36,755,817	41,598,766
TOTAL LIABILITIES AND EQUITY	$411,381,376	$414,375,920

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$25,177,734	$27,164,369	$89,015,733	$91,479,915
Food and beverage department	7,243,262	7,759,489	26,992,332	27,413,491
Other operating departments	5,592,126	5,776,123	19,111,545	19,049,373
Total revenue	38,013,122	40,699,981	135,119,610	137,942,779
EXPENSES
Hotel operating expenses
Rooms department	6,520,857	6,597,088	20,391,818	20,601,678
Food and beverage department	5,668,353	5,791,865	19,200,892	18,798,440
Other operating departments	2,104,408	2,318,079	7,165,216	7,509,942
Indirect	16,930,995	17,905,901	54,760,021	54,887,637
Total hotel operating expenses	31,224,613	32,612,933	101,517,947	101,797,697
Depreciation and amortization	4,887,979	4,860,548	14,826,055	14,447,789
Gain on disposal of assets	—	—	—	(4,400)
Corporate general and administrative	1,385,772	1,471,566	5,573,373	4,968,465
Total operating expenses	37,498,364	38,945,047	121,917,375	121,209,551
NET OPERATING INCOME	514,758	1,754,934	13,202,235	16,733,228
Other income (expense)
Interest expense	(5,570,463)	(5,341,825)	(16,515,817)	(15,231,626)
Interest income	65,492	155,309	202,427	578,183
Other income	101,944	103,961	353,964	371,191
Loss on early extinguishment of debt	(463,195)	—	(463,195)	(241,878)
Realized gain on hedging activities	—	—	—	1,041,994
Unrealized gain (loss) on hedging activities	26,265	(327,826)	80,200	(1,119,247)
Net (loss) gain on involuntary conversion of assets	(221,200)	32,537	3,902,065	267,574
Net (loss) income before income taxes	(5,546,399)	(3,622,910)	761,879	2,399,419
Income tax provision	(11,991)	(66,711)	(30,319)	(101,988)
Net (loss) income	(5,558,390)	(3,689,621)	731,560	2,297,431
Add: Net loss attributable to noncontrolling interest	68,167	80,173	41,043	44,140
Net (loss) income attributable to the Company	(5,490,223)	(3,609,448)	772,603	2,341,571
Undeclared distributions to preferred stockholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net loss attributable to common stockholders	$(7,484,536)	$(5,603,761)	$(5,210,335)	$(3,641,367)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.37)	$(0.29)	$(0.26)	$(0.19)
Weighted average number of common shares outstanding
Basic and diluted	20,395,131	19,434,233	20,179,048	19,408,524

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2024	3,973,310	$39,733	19,849,165	$198,492	$175,372,798	$(862,107)	$(131,695,891)	$(1,454,259)	$41,598,766
Net income	—	—	—	—	—	—	4,684,841	48,685	4,733,526
Issuance of common stock	—	—	277,250	2,772	260,615	—	—	—	263,387
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,049)	—	(732,049)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(374,960)	415,055	—	—	40,095
Amortization of restricted stock awards	—	—	—	—	18,888	—	—	—	18,888
Balances at March 31, 2025 (unaudited)	3,973,310	$39,733	20,126,415	$201,264	$175,277,341	$(447,052)	$(129,005,361)	$(1,405,574)	$44,660,351
Net income (loss)	—	—	—	—	—	—	1,577,985	(21,561)	1,556,424
Conversion of units in Operating Partnership to shares of common stock	—	—	364,086	3,641	(1,430,387)	—	—	1,426,746	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,540)	—	(662,540)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(406,063)	447,052	—	—	40,989
Amortization of restricted stock awards	—	—	—	—	18,887	—	—	—	18,887
Balances at June 30, 2025 (unaudited)	3,973,310	$39,733	20,490,501	$204,905	$173,459,778	$-	$(129,421,689)	$(389)	$44,282,338
Net loss	—	—	—	—	—	—	(5,490,223)	(68,167)	(5,558,390)
Conversion of units in Operating Partnership to shares of common stock	—	—	—	—	(68,444)	—	—	68,444	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,540)	—	(662,540)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of restricted stock awards	—	—	—	—	26,182	—	—	—	26,182
Balances at September 30, 2025 (unaudited)	3,973,310	$39,733	20,490,501	$204,905	$173,417,516	$-	$(136,906,225)	$(112)	$36,755,817

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659
Net income (loss)	—	—	—	—	—	—	1,334,939	(12,118)	1,322,821
Issuance of common stock	—	—	152,360	1,524	203,401	—	—	—	204,925
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(26,542)	33,298	—	—	6,756
Amortization of restricted stock awards	—	—	—	—	44,270	—	—	—	44,270
Balances at March 31, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,000,351	$(1,731,209)	$(125,680,386)	$(1,343,862)	$47,483,119
Net income	—	—	—	—	—	—	4,616,081	48,151	4,664,232
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,722)	—	(599,722)
Amortization of ESOP shares	—	—	—	—	(27,233)	33,293	—	—	6,060
Amortization of restricted stock awards	—	—	—	—	41,770	—	—	—	41,770
Balances at June 30, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,014,888	$(1,697,916)	$(123,058,616)	$(1,295,711)	$50,200,870
Net loss	—	—	—	—	—	—	(3,609,448)	(80,173)	(3,689,621)
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,051)	—	(732,051)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,540)	—	(662,540)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(27,605)	33,292	-	—	5,687
Amortization of restricted stock awards	—	—	—	—	41,770	—	-	—	41,770
Balances at September 30, 2024 (unaudited)	3,973,310	$39,733	19,849,165	$198,492	$176,029,053	$(1,664,624)	$(128,662,378)	$(1,375,884)	$44,564,392

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$731,560	$2,297,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,826,055	14,447,789
Amortization of deferred financing costs	660,119	528,485
Amortization of deferred lease expense	22,564	—
Amortization of mortgage premium	(18,203)	(18,511)
Amortization of finance lease liabilities	830,373	137,130
Net gain on involuntary conversion of assets	(3,902,065)	(267,574)
Unrealized and realized (gain) loss on hedging activities	(80,200)	1,119,247
Gain on disposal of assets	—	(4,400)
Loss on early extinguishment of debt	43,294	241,878
ESOP and stock - based compensation	408,428	351,193
Changes in assets and liabilities:
Accounts receivable	858,754	2,759,725
Prepaid expenses, inventory and other assets	(401,279)	(80,121)
Accounts payable and other accrued liabilities	(3,982,235)	(358,974)
Advance deposits	(236,898)	264,030
Net cash provided by operating activities	9,760,267	21,417,328
Cash flows from investing activities:
Improvements and additions to hotel properties	(11,543,613)	(10,106,127)
Proceeds from involuntary conversion	4,033,572	267,574
Proceeds from sale of assets	—	4,400
Net cash used in investing activities	(7,510,041)	(9,834,153)
Cash flows from financing activities:
Proceeds from mortgage loans	42,000,000	66,250,000
Redemption of interest rate swap	—	965,000
Payments on mortgage loans	(37,998,299)	(63,203,234)
Payments on unsecured notes	(604,891)	(630,529)
Payments on finance lease liabilities	(54,271)	(28,654)
Payments of deferred financing costs	(692,595)	(1,767,406)
Purchase of interest rate cap	—	(916,000)
Preferred dividends paid	(3,988,624)	(5,982,938)
Net cash used in financing activities	(1,338,680)	(5,313,761)
Net increase in cash, cash equivalents and restricted cash	911,546	6,269,414
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340
Cash, cash equivalents and restricted cash at the end of the period	$29,622,021	$32,505,754

Supplemental disclosures:
Cash paid during the period for interest	$14,454,564	$15,272,598
Cash paid during the period for income taxes	$138,808	$140,536
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$423,931	$879,940
Operating cash flows for finance leases	$816,235	$76,602
Financing cash flows for finance leases	$54,271	$23,859
Non-cash investing and financing activities:
Accrued capital expenditures	$72,967	$206,105
Remeasurement of finance lease asset and liability	$-	$22,352,075
Acquisition of finance lease assets and liabilities	$46,754	$179,364

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$369,124,422	$372,376,626
Cash and cash equivalents	9,432,658	7,327,880
Restricted cash	20,189,363	21,382,595
Accounts receivable, net	6,666,602	7,525,356
Loan receivable - affiliate	—	807,160
Prepaid expenses, inventory and other assets	5,968,331	5,763,463
TOTAL ASSETS	$411,381,376	$415,183,080
LIABILITIES
Mortgage loans, net	$320,510,464	$316,516,148
Unsecured notes, net	53,875	658,766
Finance lease liabilities	24,024,607	23,201,751
Accounts payable and other accrued liabilities	22,456,213	26,577,504
Advance deposits	3,497,927	3,734,825
Dividends and distributions payable	4,082,473	2,088,160
TOTAL LIABILITIES	$374,625,559	$372,777,154

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at September 30, 2025 and December 31, 2024, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, at September 30, 2025 and December 31, 2024, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, at September 30, 2025 and December 31, 2024, respectively.	27,504,901	27,504,901

General Partner: 209,517 units and 206,744 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	(291,071)	(234,736)
Limited Partners: 20,281,084 units and 20,006,607 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	(56,373,877)	(50,780,103)
TOTAL PARTNERS’ CAPITAL	36,755,817	42,405,926
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$411,381,376	$415,183,080

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$25,177,734	$27,164,369	$89,015,733	$91,479,915
Food and beverage department	7,243,262	7,759,489	26,992,332	27,413,491
Other operating departments	5,592,126	5,776,123	19,111,545	19,049,373
Total revenue	38,013,122	40,699,981	135,119,610	137,942,779
EXPENSES
Hotel operating expenses
Rooms department	6,520,857	6,597,088	20,391,818	20,601,678
Food and beverage department	5,668,353	5,791,865	19,200,892	18,798,440
Other operating departments	2,104,408	2,318,079	7,165,216	7,509,942
Indirect	16,930,995	17,905,901	54,760,021	54,887,637
Total hotel operating expenses	31,224,613	32,612,933	101,517,947	101,797,697
Depreciation and amortization	4,887,979	4,860,548	14,826,055	14,447,789
Gain on disposal of assets	—	—	—	(4,400)
Corporate general and administrative	1,385,772	1,471,566	5,573,373	4,968,465
Total operating expenses	37,498,364	38,945,047	121,917,375	121,209,551
NET OPERATING INCOME	514,758	1,754,934	13,202,235	16,733,228
Other income (expense)
Interest expense	(5,570,463)	(5,341,825)	(16,515,817)	(15,231,626)
Interest income	65,492	155,309	202,427	578,183
Other income	101,944	103,961	353,964	371,191
Loss on early extinguishment of debt	(463,195)	—	(463,195)	(241,878)
Realized gain on hedging activities	—	—	—	1,041,994
Unrealized gain (loss) on hedging activities	26,265	(327,826)	80,200	(1,119,247)
Net (loss) gain on involuntary conversion of assets	(221,200)	32,537	3,902,065	267,574
Net (loss) income before income taxes	(5,546,399)	(3,622,910)	761,879	2,399,419
Income tax provision	(11,991)	(66,711)	(30,319)	(101,988)
Net (loss) income	(5,558,390)	(3,689,621)	731,560	2,297,431
Undeclared distributions to preferred unit holders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net income (loss) attributable to general and limited partnership unit holders	$(7,552,703)	$(5,683,934)	$(5,251,378)	$(3,685,507)

Net loss attributable per general and limited partner unit:
Basic and diluted	$(0.37)	$(0.28)	$(0.26)	$(0.19)
Weighted average number of general and limited partner units outstanding
Basic and diluted	20,395,231	20,004,351	20,379,673	19,994,898

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(234,736)	20,006,607	$(50,780,103)	$42,405,926
Amortization of restricted unit awards	—	—	—	—	—	189	—	18,699	18,888
Preferred distributions declared	—	—	—	—	—	(19,943)	—	(1,974,369)	(1,994,312)
Unit based compensation	—	—	—	—	2,773	(6,339)	274,477	(85,249)	(91,588)
Net income	—	—	—	—	—	84,130	—	4,649,396	4,733,526
Balances at March 31, 2025 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	209,517	$(176,699)	20,281,084	$(48,171,626)	$45,072,440
Amortization of restricted unit awards	—	—	—	—	—	189	—	18,699	18,888
Preferred distributions declared	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	—	1,712	—	(372,813)	(371,101)
Net income (loss)	—	—	—	—	—	(19,815)	—	1,576,239	1,556,424
Balances at June 30, 2025 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	209,517	$(214,556)	20,281,084	$(48,923,871)	$44,282,338
Amortization of restricted unit awards	—	—	—	—	—	262	—	25,920	26,182
Preferred distributions declared	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Net loss	—	—	—	—	—	(56,834)	—	(5,501,556)	(5,558,390)
Balances at September 30, 2025 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	209,517	$(291,071)	20,281,084	$(56,373,877)	$36,755,817

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191
Amortization of restricted unit awards	—	—	—	—	—	443	—	43,827	44,270
Preferred distributions declared	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	1,524	1,742	150,836	172,510	174,252
Net income	—	—	—	—	—	23,869	—	1,298,952	1,322,821
Balances at March 31, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	$206,744	$(165,719)	$20,006,607	$(44,064,825)	$49,190,221
Amortization of restricted unit awards	—	—	—	—	—	418	—	41,352	41,770
Preferred distributions declared	—	—	—	—	—	(19,943)	—	(1,974,367)	(1,994,310)
Unit based compensation	—	—	—	—	—	(219)	—	(21,689)	(21,908)
Net income	—	—	—	—	—	30,146	—	4,634,086	4,664,232
Balances at June 30, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(155,317)	20,006,607	$(41,385,443)	$51,880,005
Amortization of restricted unit awards	—	—	—	—	—	418	—	41,352	41,770
Preferred distributions declared	—	—	—	—	—	(19,943)	—	(1,974,370)	(1,994,313)
Unit based compensation	—	—	—	—	—	(170)	—	(17,274)	(17,444)
Net loss	—	—	—	—	—	(40,248)	—	(3,649,373)	(3,689,621)
Balances at September 30, 2024 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(215,260)	20,006,607	$(46,985,108)	$46,220,397

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$731,560	$2,297,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,826,055	14,447,789
Amortization of deferred financing costs	660,119	528,485
Amortization of deferred lease expense	22,564	—
Amortization of mortgage premium	(18,203)	(18,511)
Amortization of finance lease liabilities	830,373	137,130
Net gain on involuntary conversion of assets	(3,902,065)	(267,574)
Unrealized and realized (gain) loss on hedging activities	(80,200)	1,119,247
Loss on early extinguishment of debt	43,294	241,878
Gain on disposal of assets	—	(4,400)
ESOP and unit - based compensation	(398,732)	262,666
Changes in assets and liabilities:
Accounts receivable	858,754	2,759,725
Prepaid expenses, inventory and other assets	(401,279)	(80,121)
Accounts payable and other accrued liabilities	(3,982,235)	(358,974)
Advance deposits	(236,898)	264,030
Net cash provided by operating activities	8,953,107	21,328,801
Cash flows from investing activities:
Improvements and additions to hotel properties	(11,543,613)	(10,106,127)
ESOP loan payments received	807,160	88,527
Proceeds from sale of assets	—	4,400
Proceeds from involuntary conversion	4,033,572	267,574
Net cash used in investing activities	(6,702,881)	(9,745,626)
Cash flows from financing activities:
Proceeds from mortgage loans	42,000,000	66,250,000
Redemption of interest rate swap	—	965,000
Payments on mortgage loans	(37,998,299)	(63,203,234)
Payments on unsecured notes	(604,891)	(630,529)
Payments on finance lease liabilities	(54,271)	(28,654)
Payments of deferred financing costs	(692,595)	(1,767,406)
Purchase of interest rate cap	—	(916,000)
Preferred dividends paid	(3,988,624)	(5,982,938)
Net cash used in financing activities	(1,338,680)	(5,313,761)
Net increase in cash, cash equivalents and restricted cash	911,546	6,269,414
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340
Cash, cash equivalents and restricted cash at the end of the period	$29,622,021	$32,505,754

Supplemental disclosures:
Cash paid during the period for interest	$14,454,564	$15,272,598
Cash paid during the period for income taxes	$138,808	$140,536
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$423,931	$879,940
Operating cash flows for finance leases	$816,235	$76,602
Financing cash flows for finance leases	$54,271	$23,859
Non-cash investing and financing activities:
Accrued capital expenditures	$72,967	$206,105
Right of use assets acquired under lease liability	$-	$22,352,075
Acquisition of finance lease assets and liabilities	$46,754	$179,364

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of September 30, 2025, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operate under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at September 30, 2025 was more than 99.9% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On April 29, 2024, the Company entered into a loan amendment to amend the existing mortgage on the DoubleTree by Hilton Philadelphia Airport hotel with the existing lender, TD Bank, N.A. Pursuant to the amended loan documents, the mortgage loan: (i) has a principal balance of approximately $35.9 million; (ii) extends the maturity by two years to April 29, 2026; (iii) continues to carry a floating interest rate of SOFR plus 3.50%; (iv) requires payments of interest only; (v) continues to be guaranteed by the Operating Partnership; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan. Concurrent with the execution of the loan amendment, the Company (i) made a principal payment of $3.0 million; (ii) funded $0.3 million to the interest reserve escrow, bringing the balance in the interest reserve escrow account to $1.3 million; (iii) funded $5.0 million into a product improvement plan ("PIP") reserve account; and (iv) provided $1.7 million in additional cash collateral, of which $1.2 million can be released into the PIP reserve account pursuant to certain terms and conditions. On May 3, 2024, an affiliate of the Company entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on April 29, 2026.

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

On July 24, 2025, we entered into a sale, purchase and escrow agreement to sell a portion of the real estate containing the parking garage associated with the Georgian Terrace hotel, located in Atlanta, Georgia, to Banyan Street Capital LLC for a purchase price of $17.75 million. The closing of the sale of the parking garage is subject to the waiver or satisfaction of various closing conditions, including (i) a condition related to the completion of a separate reciprocal easement agreement; (ii) a condition related to governmental approvals; (iii) a condition related to the consent of the existing mortgage lender; (iv) the satisfactory completion of a diligence review of the parking garage; (v) the accuracy of representations and warranties through closing; and (vi) conditions related to the termination of parking garage agreements and leases. The Company entered into various amendments to the sale, purchase, and escrow agreement that extended the diligence period. The closing of the transactions contemplated by the agreement was subject to these contingencies, including buyer’s investigation period, as extended, during which period buyer was entitled to terminate the agreement for any reason. On November 13, 2025, buyer sent a notice that it was terminating the agreement pursuant to such termination right.

On September 12, 2025, we secured a $42.0 million mortgage loan on The DeSoto hotel located in Savannah, Georgia with Citi Real Estate Funding Inc. The Company received approximately $5.78 million in net proceeds, after funding of the required lender reserves. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $42.0 million; (ii) matures on October 6, 2030; (iii) carries a fixed interest rate of 7.13%; (iv) requires payments of interest only; (v) is guaranteed by the Operating Partnership only for traditional “bad boy” acts; (vi) can be prepaid with defeasance following a lockout period ending on the earlier of (a) three years after closing, or (b) two years after the date of securitization, if any, and can be prepaid without defeasance during the last six months of the term; and (vii) contains customary representations, warranties, covenants and events of default for a mortgage loan.

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming we will continue as a going concern. As of September 30, 2025, we had non-recourse mortgages at, or past maturity totaling approximately $87.0 million as well as the mortgage on the DoubleTree by Hilton Philadelphia Airport maturing in 2026 with a balance at maturity totaling approximately $35.9 million which we will be unable to repay out of working capital. As discussed in Note 4, Debt, we intend to obtain extensions from several of our lenders. Further, as of September 30, 2025, we failed to maintain compliance with the financial covenants under the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. Unless otherwise waived, we are permitted either to reduce the outstanding balance with a prepayment estimated of approximately $4.9 million or provide an equivalent amount of cash collateral until we return to compliance per the terms of the mortgage loan agreement. If required, we anticipate the placement of cash collateral with the lender before the end of December 2025.

Concurrent with the closing of the Merger described in Note 15, Subsequent Events, the Company anticipates that the mortgages on the Georgian Terrace, the DoubleTree Resort by Hilton Hollywood Beach, the DoubleTree by Hilton Jacksonville Riverfront as well as the DoubleTree by Hilton Philadelphia Airport will be fully repaid with the proceeds of new debt obtained by the Parent Parties to the Merger Agreement pursuant to the debt commitment letter referenced therein. Notwithstanding, we may also repay some of the mortgage obligations through a combination of proceeds from (i) a refinance of the mortgages on any or all of these four properties, (ii) a refinance of the mortgages on other properties, (iii) proceeds of the revolving line of credit (see Note 15, Subsequent Events), and (iv) working capital. We believe these plans will be effectively implemented. However, there can be no assurances that we will be able to obtain sufficient financing on acceptable terms, if at all. Failure to obtain sufficient financing may result in a surrender of one or both properties collateralized by these non-recourse mortgages to their respective lenders.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at fair value on the acquisition date and allocated to land, property and equipment and identifiable intangible assets. If substantially all the fair value of the gross assets acquired are concentrated in a single identifiable asset, the asset is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired asset. We capitalize the costs of significant additions and improvements that materially upgrade, increase the value of or extend the useful life of the property. These costs may include refurbishment, renovation, and remodeling expenditures, as well as certain direct internal costs related to construction projects. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts, and any resulting gain or loss is included in the statements of operations.

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

The Company recognized no impairment losses for the three and nine months ended September 30, 2025 and 2024.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	September 30, 2025	September 30, 2024
Cash and cash equivalents	$9,432,658	$14,017,642
Restricted cash	20,189,363	18,488,112
Cash, cash equivalents and restricted cash at the end of the period	$29,622,021	$32,505,754

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2025 and December 31, 2024 were $278,577 and $311,753, respectively and are included in prepaid expenses, inventory and other assets on the balance sheet. Amortization expense for the three months ended September 30, 2025 and 2024, each totaled $11,058, and for the nine months ended September 30, 2025 and 2024, each totaled $33,176, respectively.

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

Derivative Instruments – Our derivative instruments are measured at fair value and either reflected as prepaid expenses, inventory and other assets or as accounts payable and accrued liabilities on the consolidated balance sheets. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity and partners’ capital to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement. Our interest rate cap is the only asset or liability measured at fair value on a recurring basis. There were no non-recurring assets or liabilities for fair value measurements as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate cap(1)	$116,133	$116,133	$379,433	$379,433

Financial Liabilities
Mortgage loans	$(320,510,464)	$(322,134,267)	$(316,516,148)	$(315,981,358)

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

Revenue Recognition – Revenue consists of amounts derived from hotel operations, including the rental of rooms, sales of food and beverage, and other ancillary services. Room revenue is recognized over a customer’s hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Some contracts for rooms or food and beverage services require pre-payment which is recorded as advanced deposits (or contract liabilities) shown on our consolidated balance sheets and recognized once the performance obligations are satisfied.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of September 30, 2025, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of September 30, 2025 and December 31, 2024, net deferred tax assets each totaled $0.

As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2024. In addition, as of September 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2009 through 2024.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including non-qualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2025, the Company has made cumulative awards totaling 881,278 shares to certain executives and its independent directors, of which 247,750 were originally restricted. As of September 30, 2025, 92,000 shares remain restricted and will fully vest by March 2027. Total compensation cost recognized under the 2022 Plan for the three months ended September 30, 2025 and 2024 was $26,182 and $18,888, respectively, and for the nine months ended September 30, 2025 and 2024 was $327,344 and $264,087, respectively,

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permitted the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan. No awards under the 2013 Plan were made following adoption of the 2022 Plan. Total compensation cost recognized under the 2013 Plan for the three months ended September 30, 2025 and 2024 was $0 and $22,883, respectively, and for the nine months ended September 30, 2025 and 2024, was $0 and $68,648, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered a compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended September 30, 2025 and 2024, the ESOP compensation cost was $0 and $5,687, respectively, and for the nine months ended September 30, 2025 and 2024, the ESOP compensation cost was $81,085 and $18,505, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP was internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP was not reported as an asset nor was the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were approximately $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and were approximately $2.3 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in indirect hotel operating expenses in the consolidated statement of operations.

Business Interruption Proceeds – Insurance recoveries for business interruption recognized during the three and nine months ended September 30, 2025 were approximately $0.1 million and $0.7 million, respectively. The insurance proceeds were reflected in the consolidated statements of operations in other operating departments revenue and relate to continuing operational impact on the Hotel Alba in Tampa, Florida by Hurricane Helene, which damaged the hotel in September 2024. There were no insurance recoveries for business interruption for the three and nine months ended September 30, 2024.

Involuntary Conversion of Assets – The Company generally recognizes gains or losses on involuntary conversions of assets when insurance proceeds related to physical damage to one of our properties exceed or fall short of the un-depreciated cost of the assets sustaining damage. For the three months ended September 30, 2025, we recognized a loss of approximately $0.2 million compared to a gain of approximately $0.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, we recognized a gain of approximately $3.9 million and $0.3 million, respectively. The gain on involuntary conversion of assets for the nine months ended September 30, 2025 primarily relates to the proceeds received for damage to the Hotel Alba in Tampa, Florida by Hurricane Helene in September 2024.

Comprehensive Income – Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. We do not have any items of comprehensive income other than net income.

Segment Information – The Company allocates resources and assesses operating performance based on individual hotel properties. The Company considers each of our hotel properties to be an operating segment but combines each operating segment into one reportable segment: investment in hotel properties.

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024

Land and land improvements	$61,483,688	$61,370,250
Buildings and improvements	435,868,790	428,355,821
Right of use assets	3,658,354	3,727,805
Finance lease right of use assets	23,068,236	23,021,483
Furniture, fixtures and equipment	56,495,226	53,820,118
	580,574,294	570,295,477
Less: accumulated depreciation	(211,449,872)	(197,918,851)
Investment in Hotel Properties, Net	$369,124,422	$372,376,626

4. Debt

Mortgage Loans, Net. As of September 30, 2025 and December 31, 2024, we had approximately $320.5 million and approximately $316.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2025	2024	Penalties	Date	Provisions	Rate
The DeSoto (1)	42,000,000	34,219,589	Yes	10/06/2030	(1)	7.130%
DoubleTree by Hilton Jacksonville Riverfront (2)	25,708,200	26,056,500	None	07/08/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (3)	10,000,000	10,000,000	(3)	05/06/2028	(3)	7.350%
DoubleTree by Hilton Philadelphia Airport (4)	35,915,488	35,915,488	None	04/29/2026	(4)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (5)	49,312,150	50,211,533	None	(5)	30 years	4.913%
Georgian Terrace (6)	37,715,210	38,375,095	None	(6)	30 years	4.420%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	35,000,000	35,000,000	(7)	03/06/2029	(7)	8.490%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	29,003,125	29,770,045	Yes	01/01/2027	25 years	4.250%
Hyatt Centric Arlington (9)	44,424,021	45,317,273	Yes	10/01/2028	30 years	5.250%
The Whitehall (10)	13,566,108	13,777,078	None	02/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$322,644,302	$318,642,601
Deferred financing costs, net	(2,133,838)	(2,144,656)
Unamortized premium on loan	-	18,203
Total Mortgage Loans, Net	$320,510,464	$316,516,148

(1)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the loan term.
(2)	The note provides for an initial tranche in the amount of $26.25 million and a renovation tranche in the amount of $9.49 million.
(3)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the loan term.
(4)

The note requires payments of interest only. On May 3, 2024, we entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on May 1, 2026.

(5)	The note matured on October 1, 2025 and is in default. The Company is in discussion with the special servicer and has proposed terms for an extension which are under consideration.
(6)	The note matured on June 1, 2025 and is in default. The Company is in discussion with the special servicer and has proposed terms for a 1-year extension which are under consideration.
(7)	The note requires payments of interest only and cannot be prepaid until the last four months of the term.
(8)	The note amortizes on a 25-year schedule after an initial interest-only period of one year and cannot be prepaid without penalty until the last four months of the loan term.
(9)	The note cannot be prepaid without penalty until the final 4 months of the term.
(10)	The note bears a floating interest rate of New York Prime Rate plus 1.25%, with a floor of 7.50%.

As of September 30, 2025, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of (i) a payment at maturity default on the non-recourse mortgage on the Georgian Terrace; (ii) an imminent payment at maturity default on the non-recourse mortgage on the DoubleTree Resort by Hilton Hollywood Beach occurring on October 1, 2025; and (iii) a covenant default on the DoubleTree by Hilton Jacksonville Riverfront. We have requested a 1-year extension on the mortgage on the Georgian Terrace. We have requested an extension on the mortgage on the DoubleTree Resort by Hilton Hollywood Beach. We have requested a waiver from the lender of the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. Additionally, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures in April 2026.

Concurrent with the closing of the Merger described in Note 15, Subsequent Events, the Company anticipates that the mortgages on the Georgian Terrace, the DoubleTree Resort by Hilton Hollywood Beach, the DoubleTree by Hilton Jacksonville Riverfront as well as the DoubleTree by Hilton Philadelphia Airport will be fully repaid with the proceeds of new debt obtained by the Parent Parties to the Merger Agreement pursuant to the debt commitment letter referenced therein.

Total future mortgage debt maturities for the remaining three and twelve-month periods, without respect to any extension of loan maturity or loan modification after September 30, 2025, were as follows:

For the remaining three months ending December 31, 2025	$87,782,115
December 31, 2026	39,026,812
December 31, 2027	29,804,854
December 31, 2028	64,831,621
December 31, 2029	59,198,900
December 31, 2030	42,000,000
Total future maturities	$322,644,302

Unsecured Notes. The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act. Each PPP Loan had an initial term of two years, with the ability to extend the loan to five years, if not forgiven, and carries an interest rate of 1.00%. Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.

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

On April 28, 2020, we entered into a promissory note and received proceeds of approximately $9.4 million under a PPP Loan from Fifth Third Bank, National Association. On December 9, 2022, we were notified we had received principal forgiveness in the amount of approximately $4.6 million and made monthly payments of $56,809 through July 1, 2025 to fully extinguish the loan.

On May 6, 2020, we entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan. On February 3, 2023, we were notified we had received principal forgiveness in the amount of approximately $268,309 and made monthly payments of $13,402 through May 6, 2025 to fully extinguish the loan.

At September 30, 2025 and December 31, 2024, the PPP loans had a cumulative balance of approximately $0.1 million and approximately $0.7 million, respectively.

5. Commitments and Contingencies

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations by the Company to those employees in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2025, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2025, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2027 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, the Whitehall, the Hyatt Centric Arlington and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. The lenders on the DoubleTree Resort by Hilton Hollywood Beach as well as the Hotel Alba also require us to escrow an amount each month equal to one-twelfth (1/12) of the annual insurance premiums. Several of our lenders also required us to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, the Hotel Alba, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington. Lastly, the lenders on The DeSoto and the Hotel Alba require us to make contributions to seasonality reserves during certain months of the year to provide for the payment of debt service during periods of seasonally low revenue and profitability.

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At September 30, 2025, the balance on the loan was fully repaid, leaving capacity for additional borrowing of approximately $5.0 million under the commitment.

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

As of September 30, 2025, the Company had the following significant operating leases:

We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended September 30, 2025 and 2024, totaled $18,771 and $20,983, respectively, and for the nine months ended September 30, 2025 and 2024, totaled $56,313 and $62,949, respectively, and is included in indirect expenses.

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

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2019 with an initial term of five years and was renewed for an additional five years. The agreement requires annual payments of $2,432, plus tax. Rent expense for the three months ended September 30, 2025 and 2024, totaled $629 and $636, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $1,888 and $1,937, respectively, and is included in indirect expenses.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the three months ended September 30, 2025 and 2024 totaled $42,973 and $36,566, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $128,922 and $109,699, respectively, and is included in general and administrative expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of five years each. Rent expense for the three months ended September 30, 2025 and 2024, totaled $80,870 and $68,879, respectively, and for the nine months ended September 30, 2025 and 2024, totaled $242,612 and $204,379, respectively, and is included in indirect expenses.

Finance Leases – We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The initial term of the ground lease which expired July 1, 2025, required us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The ground lease allowed for five additional rental periods of 10 years each. Upon commencement of each renewal period, we will be required to make lease payments each year equal to 8.0% of the appraised value of the land. We exercised the renewal option for the first renewal period expiring July 1, 2035, during which total annual lease payments will be $1,792,000.

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

As of September 30, 2025, the operating and finance lease term years, weighted-average discount rates, right of use assets and lease liabilities, are as follows:

	September 30, 2025
	Operating	Finance
Weighted-average remaining lease term, including reasonably certain extension options (years)	27.15	49.23
Weighted-average discount rate	8.01%	7.42%

Right of use assets	$4,278,956	$23,068,236
Lease liabilities	$(4,743,099)	$(24,024,607)

Lease Position – The following tables set forth the lease-related assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024:

Assets	Balance Sheet Classification	September 30, 2025	December 31, 2024

Right of use assets	Prepaid expenses, inventory and other assets	$620,602	$723,732
Right of use assets	Investment in hotel properties, net	3,658,354	3,727,805
Finance lease right of use assets	Investment in hotel properties, net	23,068,236	23,021,483

Total lease assets		$27,347,192	$27,473,020

Liabilities

Lease obligations under ROU assets	Accounts payable and accrued liabilities	$4,743,099	$4,874,919
Finance lease liabilities	Finance lease liabilities	24,024,607	23,201,751
Total lease liabilities		$28,767,706	$28,076,670

Lease Costs – The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the three months ended September 30, 2025 and 2024, and nine months ended September 30, 2025 and 2024:

	Consolidated Statement of Operations	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Classification	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Operating lease costs
Fixed	Corporate general and administrative	$47,194	$39,706	$141,581	$119,119
	Hotel operating expenses - Other operating	—	67,750	—	204,379
	Hotel operating expenses - Indirect	102,029	37,803	310,663	126,467
Variable	Hotel operating expenses - Indirect	—	158,301	—	416,849

Finance lease costs:
Amortization of lease assets	Depreciation and amortization	129,781	49,750	388,251	67,696
Variable	Hotel operating expenses - Indirect	-	58,054	325,305	58,054
Interest on lease liabilities	Interest expense	446,064	143,269	490,930	151,512
Total lease costs		$725,068	$554,633	$1,656,730	$1,144,076

Undiscounted Cash Flows –The following table reconciles the undiscounted cash flows for each of the next five years and total of the anticipated remaining periods to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of September 30, 2025:

	September 30, 2025
	Operating	Finance

For the remaining three months ending December 31, 2025	$136,864	$472,403
December 31, 2026	551,689	1,886,165
December 31, 2027	551,196	1,878,882
December 31, 2028	524,984	1,874,549
December 31, 2029	528,701	1,856,509
December 31, 2030 and thereafter	10,240,006	81,567,960
Total undiscounted lease payments	12,533,440	89,536,468
Less imputed interest	(7,790,341)	(65,511,861)
Total lease liability	$4,743,099	$24,024,607

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotel are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of September 30, 2025, the leases for space on the roofs of our hotels expire between September 2025 and May 2028. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024, totaled approximately $1.0 million and $0.9 million, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve month periods is as follows:

For the remaining three months ended December 31, 2025	$371,509
December 31, 2026	968,214
December 31, 2027	759,756
December 31, 2028	526,551
December 31, 2029	533,424
December 31, 2030 and thereafter	1,435,593
Total	$4,595,047

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	September 30, 2025	December 31, 2024	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

On October 27, 2025, the Company announced that the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid November 20, 2025 to shareholders of record as of October 31, 2025 have each been deferred. The payment of future dividends on all series of the Company’s preferred stock has been suspended.

The total undeclared cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of September 30, 2025, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of September 30, 2025, the undeclared cumulative preferred dividends were approximately $21.9 million.

Preferred Partnership Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	September 30, 2025	December 31, 2024	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

In conjunction with the announcement by the Company on October 27, 2025, regarding the deferral of the previously announced record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, the general partner has also deferred the record date for distributions on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Unit that were to be paid November 20, 2025 to unitholders of record as of October 31, 2025.

The total undeclared cash distributions due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units as of September 30, 2025, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of September 30, 2025, the undeclared cumulative preferred distributions were approximately $21.9 million.

8. Common Stock and Units

Common Stock. As of September 30, 2025, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

The following is a schedule of issuances, since January 1, 2024, of the Company’s common stock and related partnership units of the Operating Partnership:

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

As of September 30, 2025 and December 31, 2024, the Company had 20,490,501 and 19,849,165 shares of common stock outstanding, respectively.

General and Limited Partnership Units. The Company is the sole holder of general partnership units. Holders of limited partnership units other than the Company have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the average of the market price of the Company’s common stock for the ten trading days immediately preceding the notice date of such redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company.

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

As of September 30, 2025 and December 31, 2024, the total number of Operating Partnership units outstanding was 20,490,601 and 20,213,351, respectively.

As of September 30, 2025 and December 31, 2024, the total number of outstanding Operating Partnership units not owned by the Company was 100 and 364,186, respectively, with a fair market value of approximately less than $0.1 million and $0.3 million, respectively, based on the price per share of the common stock on such respective dates.

As of September 30, 2025, there are unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of September 30, 2025, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., son of Andrew M. Sims, beneficially owned approximately 62.77%, 6.21%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Payable. At September 30, 2025 and December 31, 2024, we owed Our Town approximately $0.9 million and $0.9 million, respectively, for reimbursement of hotel operating expenses as well as the management services described below.

Management Agreements. On September 6, 2019, the Company entered into a master agreement with Our Town related to the management of certain of our hotels, as amended on December 13, 2019 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements.” The term of the OTH Hotel Management Agreements extends through March 31, 2035, and may be extended for two periods of five years each.

The OTH Master Agreement expires on March 31, 2035, but shall be extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50% of gross revenues. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Base management fees earned by Our Town for our properties totaled approximately $1.0 million and $1.0 million, for the three months ended September 30, 2025 and 2024, respectively, and were approximately $3.5 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively, and included indirect hotel operating expenses on the consolidated statement of operations.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ended September 30, 2025 and 2024, decreased by $65,980 and $36,520, respectively, whereas the total fees earned for the nine months ended September 30, 2025 and 2024, were $12,314 and $75,145, respectively. Incentive management fees are included in indirect hotel operating expenses on the consolidated statement of operations.

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

Sublease. On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of five years, with a five-year renewal that has been exercised, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. Sublease income from Our Town was $24,461 and $32,589 for the three months ended September 30, 2025 and 2024, respectively, and was $73,384 and $97,766 for the nine months ended September 30, 2025 and 2024, respectively, and is included as an offset to the Company’s office lease expense in corporate general and administrative expenses on the consolidated statement of operations.

Employee Medical Benefits. We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024, were each approximately $2.9 million and are included in hotel operating expenses on the consolidated statement of operations.

Others. We employ Robert E. Kirkland IV, the son-in-law of our Chairman, as our General Counsel. We employed Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations, until his resignation on September 1, 2025. Total compensation expense for these two individuals, including salary and benefits, for the three months ended September 30, 2025 and 2024, were $139,139 and $145,744, respectively, and for the nine months ended September 30, 2025 and 2024, totaled $423,720 and $493,374, respectively.

10. Retirement Plans

401(k) Plan. We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Employer matching contributions to the plan totaled $11,522 and $17,040, for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024, totaled $77,936 and $77,089, respectively.

Employee Stock Ownership Plan. The Company adopted an Employee Stock Ownership Plan in December 2016, effective January 1, 2016, which is a non-contributory defined contribution plan covering all employees of the Company. The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.

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

A total of 659,212 shares with a fair value of $527,370 remained allocated or committed to be released from the suspense account, as of September 30, 2025. We recognized as compensation cost of $0 and $5,687 for the three months ended September 30, 2025 and 2024, respectively, and $81,084 and $18,505 during the nine months ended September 30, 2025 and 2024, respectively. The were no remaining unallocated shares as of September 30, 2025. As of September 30, 2025, the ESOP held a total of 538,511 allocated shares, 120,701 committed-to-be-released shares and zero suspense shares.

The share allocations are accounted for at fair value on the date of allocation as follows:

	September 30, 2025		December 31, 2024
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	538,511	$430,809	538,511	$501,569
Committed to be released shares	120,701	96,561	—	—
Total Allocated and Committed-to-be-Released	659,212	$527,370	538,511	$501,569

Unallocated shares	—	—	120,701	112,421

Total ESOP Shares	659,212	$527,370	659,212	$613,990

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$3,822,135	$3,790,404	$12,375,126	$12,167,336
General and administrative	3,433,619	3,829,348	11,244,466	11,388,967
Repairs and maintenance	2,046,607	2,241,323	6,450,363	6,760,153
Utilities	1,795,266	1,720,058	5,151,889	4,718,606
Property taxes	1,559,567	1,451,381	4,642,279	4,412,149
Management fees, including incentive	903,196	1,003,280	3,486,125	3,612,691
Franchise fees	915,924	989,802	3,229,414	3,301,739
Insurance	1,351,179	1,616,367	4,544,475	4,813,752
Information and telecommunications	965,504	1,016,135	2,878,807	2,969,245
Other	137,998	247,803	757,077	742,999
Total indirect hotel operating expenses	$16,930,995	$17,905,901	$54,760,021	$54,887,637

12. Income Taxes

The components of the income tax provision for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	11,991	66,711	30,319	101,988
	11,991	66,711	30,319	101,988
Deferred:
Federal	(761,133)	(973,120)	131,068	(604,942)
State	(191,637)	(231,764)	87,842	(81,857)
Subtotals	(952,770)	(1,204,884)	218,910	(686,799)
Change in deferred tax valuation allowance	952,770	1,204,884	(218,910)	686,799
	—	—	—	—
Income tax provision	$11,991	$66,711	$30,319	$101,988

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	(1,164,743)	$(820,945)	$159,995	$503,878
Federal tax impact of REIT election	372,357	(103,084)	236,479	(633,377)
Statutory federal income tax provision (benefit) at TRS	(792,386)	(924,029)	396,474	(129,499)
State income tax provision (benefit), net of federal provision (benefit)	(148,393)	(214,144)	(147,245)	(455,312)
Change in valuation allowance	952,770	1,204,884	(218,910)	686,799
	$11,991	$66,711	$30,319	$101,988

13. Earnings Per Share and Per Unit

Earnings Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation, due to the following: since the participating outstanding unvested restricted stock awards of 207,764, in the denominator are anti-dilutive, due to the decrease in the average market price of the shares as of the three and nine months ended September 30, 2025, therefore the shares are not included in a dilutive calculation. The computation of basic and diluted net income (loss) per share attributable to common stockholders for earnings per share computation, for the Company, is presented below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income	$(5,558,390)	$(3,689,621)	$731,560	$2,297,431
Less: Net loss (income) allocated to participating share awards	26,114	41,358	(3,967)	(25,672)
Net loss attributable to non-controlling interest	68,167	80,173	41,043	44,140
Undeclared distributions to preferred stockholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net loss attributable to common stockholders for EPS computation	$(7,458,422)	$(5,562,403)	$(5,214,302)	$(3,667,039)

Denominator
Weighted average number common shares outstanding for basic EPS computation	20,395,131	19,434,233	20,179,048	19,408,524

Basic and diluted net loss per common share:
Undistributed income loss	$(0.37)	$(0.29)	$(0.26)	$(0.19)
Total basic and diluted	$(0.37)	$(0.29)	$(0.26)	$(0.19)

The accounting for unvested share-based payment awards (share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid), are participating securities and included in the computation of basic earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the numerator for basic weighted average shares outstanding calculation. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation, due to the following: since the participating outstanding unvested restricted stock awards of 207,764, in the denominator are anti-dilutive, due to the decrease in the average market price of the shares as of the three and nine months ended September 30, 2025, therefore the shares are not included in a dilutive calculation.

Earnings Per Unit – The computation of basic and diluted net income (loss) per unit, for the Operating Partnership, is presented below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income	$(5,558,390)	$(3,689,621)	$731,560	$2,297,431
Less: Net loss (income) allocated to participating unit awards	26,114	41,358	(3,967)	(25,672)
Undeclared distributions to preferred unitholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
Net loss attributable to unitholders for EPU computation	$(7,526,589)	$(5,642,576)	$(5,255,345)	$(3,711,179)

Denominator
Weighted average number of units outstanding for basic EPU computation	20,395,231	20,004,351	20,379,673	19,994,898
Effect of dilutive participating securities:
Basic and diluted net income (loss) per unit:
Undistributed (loss) income	$(0.37)	$(0.28)	$(0.26)	$(0.19)
Total basic and diluted	$(0.37)	$(0.28)	$(0.26)	$(0.19)

The unvested unit-based payment awards (unit-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid) are participating securities and included in the computation of basic earnings per unit. Our grants of restricted unit awards to our employees and directors are considered participating securities, and we have prepared our earnings per unit calculations to include outstanding unvested restricted unit awards in the numerator for basic weighted average shares outstanding calculation. The unallocated ESOP units have been excluded in the weighted average for the basic and diluted earnings per share computation, due to the following: since the participating outstanding unvested restricted unit stock awards of 207,764 in the denominator are anti-dilutive, due to the decrease in the average market price of the units as of the three and nine months ended September 30, 2025, therefore the shares are not included in a dilutive calculation.

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

The CODM assesses performance for the hotel segment and decides how to allocate resources based on Hotel EBITDA, which is a non-GAAP financial measure. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early extinguishment of debt, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income.

The following table presents information about profit or loss for the hotel segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE
Rooms department	$25,177,734	$27,164,369	$89,015,733	$91,479,915
Food and beverage department	7,243,262	7,759,489	26,992,332	27,413,491
Other operating departments	5,592,126	5,776,123	19,111,545	19,049,373
Total revenue	38,013,122	40,699,981	135,119,610	137,942,779
EXPENSES
Hotel operating expenses
Rooms department	6,520,857	6,597,088	20,391,818	20,601,678
Food and beverage department	5,668,353	5,791,865	19,200,892	18,798,440
Other operating departments	2,104,408	2,318,079	7,165,216	7,509,942
Indirect	16,930,995	17,905,901	54,760,021	54,887,637
Total hotel operating expenses	31,224,613	32,612,933	101,517,947	101,797,697

Hotel EBITDA	$6,788,509	$8,087,048	$33,601,663	$36,145,082

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(5,558,390)	$(3,689,621)	$731,560	$2,297,431
Income tax provision	11,991	66,711	30,319	101,988
Depreciation and amortization	4,887,979	4,860,548	14,826,055	14,447,789
Corporate general and administrative	1,385,772	1,471,566	5,573,373	4,968,465
Interest expense	5,570,463	5,341,825	16,515,817	15,231,626
Interest income	(65,492)	(155,309)	(202,427)	(578,183)
Other income	(101,944)	(103,961)	(353,964)	(371,191)
Loss on early extinguishment of debt	463,195	—	463,195	241,878
Unrealized gain (loss) on hedging activities	(26,265)	327,826	(80,200)	77,253
Gain on disposal of assets	—	—	—	(4,400)
Net (loss) gain on involuntary conversion of assets	221,200	(32,537)	(3,902,065)	(267,574)
Hotel EBITDA	$6,788,509	$8,087,048	$33,601,663	$36,145,082

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

15. Subsequent Events

Declaration of Dividends (Distributions) on Preferred Stock (Units) and Subsequent Deferral. On July 21, 2025, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of October 31, 2025, to be paid on November 20, 2025. On July 21, 2025, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of October 31, 2025, to be paid on November 20, 2025. On July 21, 2025, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of October 31, 2025, to be paid on November 20, 2025.

On October 27, 2025, we approved the deferral of payment of the above referenced dividends for our Series B Cumulative Redeemable Perpetual Preferred Stock, Series C Cumulative Redeemable Perpetual Preferred Stock, and Series D Cumulative Redeemable Perpetual Preferred Stock that were to be paid November 20, 2025, to stockholders of record as of October 31, 2025. In connection with that payment deferral, the October 31, 2025 record date for each of those series of preferred stock was cancelled. We are also suspending future preferred stock dividends.

Agreement and Plan of Merger. On October 24, 2025, the Company, KW Kingfisher LLC, a Delaware limited liability company (“Parent”), and Sparrows Nest LLC, a Maryland limited liability company (“Merger Sub,” together with the Parent, “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving entity in such merger (the “Merger,” and such surviving entity, the “Surviving Company”). Upon completion of the Merger, the Surviving Company will survive as a wholly owned subsidiary of Parent, the separate existence of the Merger Sub will cease, and the Operating Partnership will become an indirect subsidiary of Parent. Defined terms used herein but not defined shall have the meaning set forth in the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), (A) each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately before the Effective Time (other than Cancelled Shares) will be automatically converted into the right to receive an amount in cash equal to $2.25 per share, without interest (the “Per Company Share Merger Consideration,” and in the aggregate, the “Merger Consideration”); (B) each share of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (collectively, the “Company Preferred Stock”) issued and outstanding immediately before the Effective Time shall be entitled to receive the Merger Consideration if the holder thereof elects to convert, subject to the terms and conditions contained in the Company’s charter (including any articles supplementary) (the “Charter”), including the share cap as defined therein, their respective shares of Company Preferred Stock into Company Common Stock after the closing of the Merger, and (C) the Company shall offer to purchase the Limited Partnership Interests held by the limited partners (other than the Company) for the same per share Merger Consideration that each share of Company Common Stock receives pursuant to the Merger Agreement, simultaneously with the Closing of the Merger (the “Limited Partner Compensation”) in accordance with the Operating Partnership’s Partnership Agreement.

Notwithstanding the foregoing, each issued and outstanding share of Company Common Stock held by Parent or the Company or any of their respective direct or indirect wholly owned subsidiaries immediately before the Effective Time, if any, will automatically be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor. If not converted, each share of the Company Preferred Stock shall be unaffected by the Merger and will remain outstanding in accordance with their respective terms.

With respect to each series of the Company Preferred Stock, pursuant to the Charter, the Company will, within 15 days after the closing of the Merger, provide notice to the holders thereof that the closing of the Merger has occurred (the “Preferred Notice”). The Preferred Notice will include certain details with respect to the Merger and specify a date (to be no less than 20 days nor more than 35 days after the date of the Preferred Notice) by which the holders of the Company Preferred Stock may elect to exercise a right to convert some or all of the Company Preferred Stock held by such holder into the right to convert, subject to the terms and conditions contained in the Charter, including the share cap as defined therein, into Company Common Stock and receive the Per Company Share Merger Consideration.

The consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger and the other transactions contemplated by the Merger Agreement (the “Company Stockholder Approval”). The Merger is anticipated to be consummated in the first calendar year quarter of 2026.

The Merger Agreement contains customary termination rights of the Parent and the Company to terminate the Merger Agreement in certain circumstances. In certain specified circumstances further described in the Merger Agreement, in consideration of the termination of the Merger Agreement, the Company will be required to pay Parent a termination fee of $4.0 million (the “Company Termination Fee”), including, among others, if Parent terminates the Merger Agreement after the Company Board makes a Company Adverse Recommendation Change or if the Company terminates the Merger Agreement to enter into a Company Acquisition Agreement with respect to a Superior Proposal. In addition, in certain specified circumstances further described in the Merger Agreement, Parent will be required to pay the Company a termination fee of $8.0 million (the “Parent Termination Fee”) upon termination of the Merger Agreement, including if (1) the Company terminates the Merger Agreement as a result of the Parent Parties’ failure to close the Merger when otherwise obligated or as a result of an uncured material breach by the Parent Parties that causes closing conditions not to be satisfied, (2) the Debt Financing is not funded or available to be funded in accordance with the terms of the Commitment Letter, and (3) Parent fails to close the Merger as required.

The Company is restricted under the Merger Agreement from declaring or paying dividends except as otherwise set forth in the Merger Agreement.

In connection with the proposed transaction, the Company plans to file relevant materials with the SEC, including a proxy statement on Schedule 14A. Promptly after filing its definitive proxy statement with the SEC, the Company will mail the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the proposed transaction.

Revolving Line of Credit. In connection with the Merger Agreement, on October 24, 2025, the Operating Partnership entered into a Promissory Note (the “Note”) with Kemmons Wilson Hospitality Partners II, LP (“KWHP”) providing for a revolving line of credit in the principal amount of up to $25.0 million (the “Revolving Commitment”). The Note allows the Operating Partnership to borrow, prepay, and re-borrow amounts on a revolving basis during the Revolving Commitment Period, which terminates on the earliest of (i) 18 months after execution, (ii) consummation of the merger described in the Merger Agreement, (iii) sale of the Wilmington Asset (as defined in the Note), (iv) refinancing of indebtedness secured by a lien on the Wilmington Asset, or (v) acceleration following an Event of Default (as defined in the Note). Interest accrues on the Note at a floating rate equal to Term SOFR plus an applicable margin, initially 3.25% for nine months, then 7.50%, with a 3.35% SOFR floor. Interest is payable monthly and at maturity. Mandatory prepayments are required from asset sale or refinancing proceeds, and certain asset sales are restricted unless minimum proceeds are received. Each such prepayment permanently reduces the amount of the Revolving Commitment.

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

Factors which could have a material adverse effect on the Company’s future operations, results, performance and prospects include, but are not limited to:

•
uncertainties associated with the proposed Merger;
•
the ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the Company's stockholder approval and satisfaction of other closing conditions to consummate the Merger;
•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement relating to the Merger;
•
risks that the Merger could disrupt the Company’s current plans and operations or divert the attention of the Company’s management or employees from ongoing business operations;
•
the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with third parties as a result of the Merger;
•
the failure to realize the expected benefits of the Merger;
•
the risk that the Merger may involve unexpected costs and/or unknown or inestimable liabilities, whether the Merger will be consummated or not;
•
the risk that the Company’s business may suffer as a result of uncertainty surrounding the Merger;
•
the outcome of any legal proceedings that may be instituted against the Company and others related to the Merger and the Merger Agreement;
•
the risk that litigation initiated by stockholders or others in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability;
•
risks associated with the Company’s ability to obtain the stockholder approval required to consummate the Merger and the timing of the Closing, including the risks that a condition to Closing will not be satisfied within the expected timeframe or at all or that the Closing will not occur;
•
restrictions on the Company’s ability to pay dividends pursuant to the Merger Agreement;
•
any restrictions imposed on the Company’s business during the pendency of the Merger;
•
the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;
•
effects relating to the announcement of the Merger or any further announcements or the consummation of the transaction on the market price of shares of the Company’s common stock and the Company’s relationships with customers, employees, operating results and business generally;

•
unanticipated difficulties or expenditures relating to the Merger, the response of business partners, hotel operators and competitors to the announcement and pendency of the Merger and/or potential difficulties in the Company’s ability to retain and hire key personnel and maintain relationships with third parties as a result of the announcement and pendency of the Merger;
•
the Company’s exclusive remedy against the counterparties to the Merger Agreement with respect to the Parent Parties’ failure to obtain the necessary financing to consummate the Merger being to seek payment of the Parent Termination Fee, which may not be adequate to cover the Company’s damages;
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

These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. These factors should not be construed as exhaustive and should be read in conjunction with the other forward-looking statements. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law. In addition, our past results are not necessarily indicative of our future results.

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of September 30, 2025, our portfolio consisted of the following hotel properties:

	Number				Chain/Class
Property	of Rooms		Location	Date of Acquisition	Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Lyfe Resort & Residences	53	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	67	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,906

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of September 30, 2025. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

Outlook

The current state of the U.S. lodging market, including the outlook for both the remainder of 2025 and 2026, includes the potential for continued near-term deceleration of demand for hotel rooms, which could impact the profitability of the Company’s hotels.

Agreement and Plan of Merger

On October 24, 2025, the Company, KW Kingfisher LLC, a Delaware limited liability company (“Parent”), and Sparrows Nest LLC, a Maryland limited liability company (“Merger Sub,” together with the Parent, “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving entity in such merger (the “Merger,” and such surviving entity, the “Surviving Company”). Upon completion of the Merger, the Surviving Company will survive as a wholly owned subsidiary of Parent, the separate existence of the Merger Sub will cease, and the Operating Partnership will become an indirect subsidiary of Parent. Defined terms used herein but not defined shall have the meaning set forth in the Merger Agreement.

Merger Consideration. At the effective time of the Merger (the “Effective Time”), (A) each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately before the Effective Time (other than Cancelled Shares) will be automatically converted into the right to receive an amount in cash equal to $2.25 per share, without interest (the “Per Company Share Merger Consideration,” and in the aggregate, the “Merger Consideration”); (B) each share of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (collectively, the “Company Preferred Stock”) issued and outstanding immediately before the Effective Time shall be entitled to receive the Merger Consideration if the holder thereof elects to convert, subject to the terms and conditions contained in the Company’s charter (including any articles supplementary) (the “Charter”), including the share cap as defined therein, their respective shares of Company Preferred Stock into Company Common Stock after the closing of the Merger, and (C) the Company shall offer to purchase the Limited Partnership Interests held by the limited partners (other than the Company) for the same per share Merger Consideration that each share of Company Common Stock receives pursuant to the Merger Agreement, simultaneously with the Closing of the Merger (the “Limited Partner Compensation”) in accordance with the Operating Partnership’s Partnership Agreement.

Notwithstanding the foregoing, each issued and outstanding share of Company Common Stock held by Parent or the Company or any of their respective direct or indirect wholly owned subsidiaries immediately before the Effective Time, if any, will automatically be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor. If not converted, each share of the Company Preferred Stock shall be unaffected by the Merger and will remain outstanding in accordance with their respective terms.

Restrictions Pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company agreed to certain capital restrictions as we conduct our business until the closing of the Merger Agreement, which include, but are not limited to:

•
No dividends or distributions are permitted without the written consent of Parent, except as otherwise set forth in the Merger Agreement;
•
Certain equity activity is prohibited, including the issuance of additional securities, and splits or repurchases of any shares of the Company or its subsidiaries, with limited exceptions;
•
No additional debt shall be incurred unless under certain specified circumstances;
•
The Company will not make capital expenditures outside of those set forth in the Merger Agreement and normal, recurring capital expenditures necessary to fulfil obligations under management and franchise agreements; and
•
Restrictions on the purchase, transfer, or disposition of any hotel property of the Company, unless under certain defined circumstances.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2025 and 2024, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Actual Portfolio Metrics
Occupancy %	63.0%	66.9%	67.4%	68.4%
ADR	$156.02	$158.46	$173.62	$175.30
RevPAR	$98.23	$105.98	$117.04	$119.84
Composite Portfolio Metrics
Occupancy %	62.4%	66.3%	67.3%	68.2%
ADR	$158.09	$161.37	$177.38	$179.92
RevPAR	$98.70	$107.02	$119.44	$122.71

Comparison of the Three Months Ended September 30, 2025, to the Three Months Ended September 30, 2024

Revenue. Total revenue for the three months ended September 30, 2025, decreased by approximately $2.7 million, or 6.6%, to approximately $38.0 million compared to total revenue of approximately $40.7 million for the three months ended September 30, 2024. Total revenue decreased at each of our wholly-owned properties with the exception of the DoubleTree by Hilton Laurel.

Rooms revenue decreased approximately $2.0 million, or 7.3%, to approximately $25.2 million for the three months ended September 30, 2025, compared to rooms revenue of approximately $27.2 million for the three months ended September 30, 2024. RevPAR decreased 7.3% from $105.98 for the three month period in 2024, to $98.23 for the three month period in 2025, driven by a 5.9% decrease in occupancy and a 1.5% decrease in ADR. Rooms revenue decreased at each of our wholly-owned properties with the exception of the DoubleTree by Hilton Laurel and the Georgian Terrace.

Food and beverage revenues decreased approximately $0.5 million, or 6.7%, to approximately $7.2 million for the three months ended September 30, 2025 compared to food and beverage revenues of approximately $7.8 million for the three months ended September 30, 2024. Food and beverage revenue decreased at each of our wholly-owned properties with the exception of the DoubleTree by Hilton Laurel and The DeSoto.

Revenue from other operating departments decreased approximately $0.2 million, or 3.2%, to approximately $5.6 million for the three months ended September 30, 2025 compared to revenue from other operating departments of approximately $5.8 million for the three months ended September 30, 2024. Decreases in fees earned from management of the condominium unit rental programs at the Lyfe Resort and Hyde Beach House properties as well as lower parking revenue accounted for most of the decrease.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $1.4 million, or 4.3%, to approximately $31.2 million for the three months ended September 30, 2025, compared to total hotel operating expenses of approximately $32.6 million for the three months ended September 30, 2024. The decrease in hotel operating expenses for the three months ended September 30, 2025 was directly related to the decrease in room revenues and food and beverage revenues at most of our hotels and lower indirect expenses as described below.

Rooms expense for the three months ended September 30, 2025 decreased by approximately $0.1 million, or 1.2%, to approximately $6.5 million, compared to rooms expense for the three months ended September 30, 2024 of approximately $6.6 million. The decrease was directly related to the decrease in room revenue.

Food and beverage expenses for the three months ended September 30, 2025 decreased approximately $0.1 million, or 2.1%, to approximately $5.7 million, compared to food and beverage expenses of approximately $5.8 million, for the three months ended September 30, 2024. The decrease was directly related to the decrease in food and beverage revenue.

Expenses from other operating departments for the three months ended September 30, 2025 decreased approximately $0.2 million, or 9.2%, to approximately $2.1 million, compared to expenses from other operating departments of approximately $2.3 million for the three months ended September 30, 2024.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2025 decreased approximately $1.0 million, or 5.4%, to approximately $16.9 million, compared to indirect expenses of approximately $17.9 million for the three months ended September 30, 2024. Increases of approximately $0.2 million in energy & utilities and property taxes were offset by decreases in insurance, repairs and maintenance, management fees, franchise fees and general and administrative expenses of approximately $1.2 million.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2025, decreased approximately $0.1 million, or 5.8%, to approximately $1.4 million compared to corporate general and administrative expenses of approximately $1.5 million, for the three months ended September 30, 2024. The decrease was primarily attributable to lower personnel costs and professional fees during the period.

Interest Expense. Interest expense for the three months ended September 30, 2025, increased approximately $0.3 million, or 4.3%, to approximately $5.6 million, as compared to interest expense of approximately $5.3 million, for the three months ended September 30, 2024. The increase in interest expense for the three months ended September 30, 2025, was primarily related to an increase of approximately $0.3 million in interest expense from the Hyatt Centric Arlington property’s ground lease which we began accounting for as a finance lease effective September 1, 2024.

Net Loss. We realized net loss for the three months ended September 30, 2025, of approximately $5.6 million, compared to a net loss of approximately $3.7 million, for the three months ended September 30, 2024, because of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2025, to the Nine Months Ended September 30, 2024

Revenue. Total revenue for the nine months ended September 30, 2025, decreased by approximately $2.8 million, or 2.0%, to approximately $135.1 million compared to total revenue of approximately $137.9 million for the nine months ended September 30, 2024. Increases of approximately $1.2 million in total revenue at four of our properties were offset by a decrease of $4.0 million at our remaining properties.

Rooms revenue decreased approximately $2.5 million, or 2.7%, to approximately $89.0 million for the nine months ended September 30, 2025, compared to rooms revenue of approximately $91.5 million for the nine months ended September 30, 2024. RevPAR for the nine month period decreased 2.3% from $119.84 in 2024, to $117.04 in 2025, driven by a 1.4% decrease in occupancy and a 1.0% decrease in ADR. Increases in room revenue at three of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining seven wholly-owned properties.

Food and beverage revenues decreased approximately $0.4 million, or 1.5%, to approximately $27.0 million for the nine months ended September 30, 2025, compared to food and beverage revenue of approximately $27.4 million for the nine months ended September 30, 2024. Increases in banqueting and catering for small groups and meetings at four of our wholly-owned properties were offset by decreases at the remaining six wholly-owned properties.

Revenue from other operating departments increased by approximately $0.1 million, or 0.3%, to approximately $19.1 million for the nine months ended September 30, 2025 compared to revenue from other operating departments of approximately $19.0 million for the nine months ended September 30, 2024. An increase of approximately $0.7 million related to proceeds of business interruption insurance related to the ongoing effects from the casualty experienced at the Hotel Alba in Tampa, Florida from Hurricane Helene in September 2024 was offset by decreases in parking revenue and fees earned from management of the condominium unit rental programs at the Lyfe Resort and Hyde Beach House properties.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $0.3 million, or 0.3%, to approximately $101.5 million for the nine months ended September 30, 2025, compared to total hotel operating expenses of approximately $101.8 million for the nine months ended September 30, 2024. The decrease in hotel operating expenses for the nine months ended September 30, 2025, was directly related to the decreases in operating revenues.

Rooms expense for the nine months ended September 30, 2025 decreased by approximately $0.2 million, or 1.0%, to approximately $20.4 million, compared to rooms expense for the nine months ended September 30, 2024 of approximately $20.6 million. The decrease was directly related to the decrease in room revenue.

Food and beverage expenses for the nine months ended September 30, 2025 increased approximately $0.4 million, or 2.1%, to approximately $19.2 million, compared to food and beverage expenses of approximately $18.8 million, for the nine months ended September 30, 2024. The net increase in food and beverage expenses was primarily due to increases in fixed kitchen and restaurant costs.

Expenses from other operating departments for the nine months ended September 30, 2025 decreased approximately $0.3 million or 4.6%, to approximately $7.2 million, compared to other operating departments expense for the nine months ended September 30, 2024, of approximately $7.5 million. The decrease was directly related to the decrease in other departments revenue, excluding the proceeds of business interruption insurance.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2025 decreased approximately $0.1 million, or 0.2%, to approximately $54.8 million, compared to indirect expenses of approximately $54.9 million for the nine months ended September 30, 2024. Increases of approximately $0.9 million in energy & utilities, property taxes and sales and marketing expenses were offset by decreases in insurance, repairs and maintenance, management fees, franchise fees and general and administrative expenses of approximately $1.0 million.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2025 increased approximately $0.6 million, or 12.2%, to approximately $5.6 million compared to corporate general and administrative expenses of approximately $5.0 million, for the nine months ended September 30, 2024. The increase was primarily attributable to increased legal fees during the period.

Interest Expense. Interest expense for the nine months ended September 30, 2025 increased approximately $1.3 million, or 8.4%, to approximately $16.5 million, as compared to interest expense of approximately $15.2 million, for the nine months ended September 30, 2024. The increase in interest expense for the nine months ended September 30, 2025 was substantially related to an increase of approximately $1.2 million in interest expense from the Hyatt Centric Arlington property’s ground lease which we began accounting for as a finance lease effective September 1, 2024.

Realized Gain on Hedging Activities. The realized gain on hedging activities of approximately $1.0 million during the nine months ended September 30, 2024 related to termination of an interest rate swap tied to the mortgage on the Hotel Alba in Tampa, Florida.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets of approximately $3.9 million for the nine months ended September 30, 2025 primarily relates to the proceeds received for the casualty experienced at the Hotel Alba in Tampa, Florida from Hurricane Helene in September 2024. Gain on involuntary conversion of assets for the nine months ended September 30, 2024 primarily relates to small casualties in 2023 at the DoubleTree Resort by Hilton Hollywood Beach.

Net Income. We realized net income for the nine months ended September 30, 2025 of approximately $0.7 million, compared to net income of approximately $2.3 million, for the nine months ended September 30, 2024, because of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss) income	$(5,558,390)	$(3,689,621)	$731,560	$2,297,431
Depreciation and amortization - real estate	4,873,173	4,845,743	14,781,638	14,403,372
Gain on sale of assets	-	-	-	(4,400)
Loss (Gain) on involuntary conversion of assets	221,200	(32,537)	(3,902,065)	(267,574)
FFO	(464,017)	1,123,585	11,611,133	16,428,829
Distributions to preferred stockholders	(1,994,313)	(1,994,313)	(5,982,938)	(5,982,938)
FFO attributable to common stockholders and unitholders	(2,458,330)	(870,728)	5,628,195	10,445,891
Amortization	14,806	14,806	44,417	44,417
ESOP and stock - based compensation	26,182	47,410	408,428	351,193
Loss on early extinguishment of debt	463,195	—	463,195	241,878
Negative lease amortization	-	132,964	830,373	132,964
Unrealized (gain) loss on hedging activities	(26,265)	327,826	(80,200)	1,119,247
Adjusted FFO attributable to common stockholders and unitholders	$(1,980,412)	$(347,722)	$7,294,408	$12,335,590

Weighted average number of shares outstanding, basic	20,395,131	19,434,233	20,179,048	19,408,524

Weighted average number of non-controlling units	100	364,186	160,138	364,186

Weighted average number of shares and units outstanding, basic	20,395,231	19,798,419	20,339,186	19,772,710

FFO per common share and unit	$(0.12)	$(0.04)	$0.28	$0.53

Adjusted FFO per common share and unit	$(0.10)	$(0.02)	$0.36	$0.62

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

Hotel EBITDA and Hotel EBITDA Margin. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments,

(6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early extinguishment of debt, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and our operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis. Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs. Hotel EBITDA Margin is calculated by dividing Hotel EBITDA by Total Revenues.

The following is a reconciliation of net income to EBITDA and Hotel EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss) income	$(5,558,390)	$(3,689,621)	$731,560	$2,297,431
Interest expense	5,570,463	5,341,825	16,515,817	15,231,626
Interest income	(65,492)	(155,309)	(202,427)	(578,183)
Income tax provision	11,991	66,711	30,319	101,988
Depreciation and amortization	4,887,979	4,860,548	14,826,055	14,447,789
EBITDA	4,846,551	6,424,154	31,901,324	31,500,651
Other income	(101,944)	(103,961)	(353,964)	(371,191)
Loss on early extinguishment of debt	463,195	—	463,195	241,878
Gain on disposal of assets	—	—	—	(4,400)
Net (loss) gain on involuntary conversion of assets	221,200	(32,537)	(3,902,065)	(267,574)
Subtotal	5,429,002	6,287,656	28,108,490	31,099,364
Corporate general and administrative	1,385,772	1,471,566	5,573,373	4,968,465
Realized and unrealized gain on hedging activities	(26,265)	327,826	(80,200)	77,253
Hotel EBITDA	$6,788,509	$8,087,048	$33,601,663	$36,145,082

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and sales of hotel properties or portions thereof. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of September 30, 2025, we had approximately $9.4 million of unrestricted cash and $20.2 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the nine months ended September 30, 2025, was approximately $9.8 million, generally consisting of net cash flow provided by hotel operations. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the nine months ended September 30, 2025, was approximately $7.5 million. Of this amount approximately $11.5 million was related to capital expenditures for improvements and additions to hotel properties. We also received insurance proceeds of approximately $4.0 million related to damage sustained by the Hotel Alba in Tampa, Florida by Hurricane Helene in September 2024.

Financing Activities. During the nine months ended September 30, 2025, the Company and Operating Partnership received gross proceeds of $42.0 million related to the refinance of the mortgage on The DeSoto in Savannah, Georgia and made principal payments on our mortgages of approximately $38.0 million including satisfaction of the indebtedness on The DeSoto at the time of refinance. We also made payments on our unsecured notes of approximately $0.6 million and paid preferred dividends of approximately $4.0 million.

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

During fiscal years 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Philadelphia, Pennsylvania of approximately $11.5 million as a condition to the renewal of our franchise license. On April 29, 2024, coincident with the extension of the mortgage loan, we placed $5.0 million into a reserve account to partially fund the renovation. In addition, provided we meet certain financial covenants, we expect the release of $1.2 million of other reserves in additional funding. We expect to fund the remainder of the capital expenditures out of working capital. As of September 30, 2025, we had incurred costs totaling approximately $4.7 million.

During fiscal years 2025 and 2026, we expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to the renewal of our franchise license. On July 8, 2024, in conjunction with the refinance of the mortgage with Fifth Third Bank, N.A., we secured additional funding of $9.49 million to partially fund the product improvement plan. We expect to fund the remainder of the capital expenditures out of working capital. As of September 30, 2025, we had incurred costs totaling approximately $2.1 million.

Liquidity and Capital Resources

As of September 30, 2025, we had total cash and cash equivalents of approximately $9.4 million and restricted cash of approximately $20.2 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, routine capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt). As described in Note 2 to the Notes to Consolidated Financial Statements and set forth elsewhere in this report, we have mortgages maturing during 2025 with balances at maturity totaling approximately $87.3 million and mortgages maturing in 2026 with balances at maturity totaling approximately $68.4 million which we will be unable to repay out of working capital. Our plans with respect to some of the maturing indebtedness are described below.

On February 7, 2024, we secured a $35.0 million mortgage on the Hotel Alba located in Tampa, Florida with Citi Real Estate Funding, Inc. The loan has a maturity date of March 6, 2029; carries a fixed rate of interest of 8.49%, requires monthly payments of interest only; and cannot be prepaid without penalty until the last four months of the loan term. We used a portion of the proceeds to repay the existing first mortgage on the hotel. The remainder of the proceeds were used for working capital.

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

On September 12, 2025, we secured a $42.0 million mortgage loan on The DeSoto hotel located in Savannah, Georgia with Citi Real Estate Funding Inc. The loan has a maturity date of October 6, 2030, carries a fixed rate of interest of 7.13% and requires monthly payments of interest only; and cannot be prepaid without penalty until the last four months of the loan term. We used a portion of the proceeds to repay the existing first and second mortgages on the hotel. The remainder of the proceeds were used for working capital.

As of the date of this report, we were current on all mortgage and other loan payments per the terms of our agreements, as amended, with the exception of a payment at maturity default on the mortgage on The Georgian Terrace in Atlanta, Georgia which matured on June 1, 2025 as well as the DoubleTree Resort by Hilton Hollywood Beach in Hollywood, Florida which matured on October 1, 2025. We have requested a 1-year extension from the special servicer for the mortgage on The Georgian Terrace. We have requested an extension from the special servicer for the mortgage on the DoubleTree Resort by Hilton Hollywood Beach as well.

As of the date of this report, we were in compliance with all debt covenants with the exception of the financial covenant on the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. We have requested a waiver from the mortgage lender.

Additionally, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures on April 29, 2026 and the mortgage on the Hotel Ballast in Wilmington, North Carolina matures on January 1, 2027.

On October 24, 2025, we entered into a Merger Agreement with a joint venture entity sponsored by affiliates of Kemmons Wilson Hospitality Partners, LP and Ascendant Capital Partners LP. Concurrent with the closing of the Merger, we anticipate that the debt financing commitments obtained by the joint venture will be adequate to extinguish the mortgages on The Georgian Terrace, DoubleTree Resort by Hilton Hollywood Beach, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree by Hilton Philadelphia Airport and the Hotel Ballast.

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

As described in “Liquidity and Capital Resources,” as of September 30, 2025, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of (i) a payment at maturity default on the mortgage on the Georgian Terrace; (ii) an imminent payment at maturity default on the mortgage on the DoubleTree Resort by Hilton Hollywood Beach that occurred on October 1, 2025; and (iii) a covenant default on the DoubleTree by Hilton Jacksonville Riverfront.

Certain of our loan agreements contain “cash trap” provisions that may be triggered if the performance of our hotels declines below a certain threshold. Beginning with the quarter ended September 30, 2023, we met the provisions under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach, which require substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender. Although we met the criteria in the loan agreement for exiting the “cash trap” effective with the quarter ended June 30, 2025, we remain in the “cash trap” due to the payment at maturity default. We also entered a “cash trap” with respect to The Georgian Terrace in August 2025 due to the payment at maturity default.

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

On July 24, 2025, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of October 31, 2025 and a payment date of November 20, 2025. On October 27, 2025, we approved the deferral of payment of this previously announced distribution to holders of our preferred stock. In connection with that payment deferral, the October 31, 2025 record date for each of those series of preferred stock has been cancelled. The Company is also suspending future preferred stock dividends.

As of September 30, 2025, the amount of cumulative unpaid dividends on our outstanding preferred shares is approximately $21.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of “catch up” distributions. The amount, timing and frequency of distributions, including additional “catch-up” distributions, will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of September 30, 2025, we had approximately $247.5 million of fixed-rate debt, including the PPP Loans of approximately $0.1 million with a fixed rate of 1.0%, and approximately $75.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.80%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate, except for a $26.0 million portion of the mortgage on the DoubleTree by Hilton Philadelphia which is subject to a cap on SOFR of 3.00%. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania, Jacksonville, Florida and Houston, Texas hotels remains at approximately $75.2 million, the balance at September 30, 2025, the impact on our annual interest incurred and cash flows of a one percent increase in SOFR and the Prime Rate, would be approximately $0.4 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 a description of certain risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition to those risk factors, we have identified the following additional risk factors related to the Merger. The following list is not exhaustive.

The announcement and pendency of the transactions contemplated by the Merger Agreement may have an adverse effect on our business, financial condition, operating results and cash flows.

Uncertainty about the effect of the proposed Merger on our employees, vendor partners, guests and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the remaining closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. If the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our shares of common stock will continue to own their shares of stock.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed.

Furthermore, if the Merger is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•
we could be required to pay a termination fee of $4 million to Parent, under certain circumstances as described in the Merger Agreement;
•
we would have incurred significant costs in connection with the Merger that we would be unable to recover;
•
we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•
we may be subject to legal proceedings related to any delay or failure to complete the Merger;
•
any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our guests, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and
•
we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. In addition, under specified circumstances in which the Merger Agreement is terminated, we could be required to pay a termination fee of $4 million to Parent. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

Lawsuits and demands may be filed or made, respectively, against the Company, the Board of Directors or the Company’s officers in connection with the Merger, which could result in substantial costs to the Company, including any costs associated with indemnification. If the actions are found to have merit, then the Merger may not be consummated at all or within the expected timeframe. Also, if the Company’s insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending any one or more of the lawsuits, we may incur substantial costs.

We will incur substantial transaction fees and costs in connection with the Merger.

We expect to incur fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses will be payable by us whether or not the Merger is completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3. Defaults upon Senior Securities

Preferred Stock

The Company’s distributions on the shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are in arrears for twelve quarterly periods. When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

As of November 12, 2025, the Company has deferred payment and is in arrears on dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

On October 27, 2025, the Company announced that the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid November 20, 2025 to shareholders of record as of October

31, 2025 have each been cancelled and the payment of dividends on those previously announced dividends has been deferred. The total arrearage of cumulative unpaid cash dividends on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through November 12, 2025, are $8,784,600, $7,950,470, and $7,196,681, respectively.

Georgian Terrace Mortgage Loan

On June 26, 2025, the Company received a Notice of Default from the special servicer for the mortgage loan on the Company’s Georgian Terrace hotel. The Notice of Default states that the Company’s subsidiary, SOHO Atlanta LLC, is in default under the note and the loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder, and that the current lender, Wilmington Trust, National Association, as Trustee, will take all such actions as it deems appropriate to protect its interest in the mortgage loan and to collect the debt thereunder, including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents without further notice or demand except as required pursuant to state law and the loan documents. The Company estimates that the amount of the direct financial obligation, as of November 12, 2025, is approximately $37.7 million. The Company has engaged a consultant to negotiate for an extension of the mortgage loan with the special servicer, and proposed extension terms have been provided to the special servicer. The Company entered a “cash trap” in August 2025 with respect to The Georgian Terrace which requires substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender.

DoubleTree Resort by Hilton Hollywood Beach Mortgage Loan

On November 12, 2025, the Company received a Notice of Default from the special servicer for the mortgage loan on the Company’s DoubleTree Resort by Hilton Hollywood Beach hotel. The Notice of Default provides that the Company’s subsidiaries, Hollywood Hotel Associates LLC and Hollywood Hotel Associates Lessee LLC, are in default under the note and the loan documents by virtue of, among other things, their failure to pay all amounts when due thereunder, and that the current lender, Wilmington Trust, National Association, as Trustee, will take all such actions as it deems appropriate to protect its interest in the mortgage loan and to collect the debt thereunder, including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents without further notice or demand. The Company estimates that the amount of the direct financial obligation, as of November 12, 2025, is approximately $49.3 million. The Company has engaged a consultant to negotiate for an extension of the Mortgage Loan with the special servicer, and proposed extension terms have been provided to the special servicer. The Company continues to be in a “cash trap” with respect to the property which requires substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of October 24, 2025, by and among Sotherly Hotels Inc., KW Kingfisher LLC, and Sparrows Nest LLC (incorporated by reference to the document previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2025). *

10.1

Promissory Note, dated as of October 24, 2025, by and among Sotherly Hotels Inc. and Kemmons Wilson Hospitality Partners II, LP (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2025). *

10.2	Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated July 24, 2025. **

10.3	Amendment to Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated September 9, 2025. **

10.4	Second Amendment to Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated September 29, 2025. **

10.5	Third Amendment to Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated October 31, 2025. **

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. (+)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. (+)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. (+)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. (+)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon its request.

** Filed herewith

(+) This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: November 14, 2025	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 14, 2025	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer