Form 10-K
period 2025-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2026-04-15
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

20 Huling Avenue

Memphis, Tennessee 38103

(Address of Principal Executive Officers) (Zip Code)

901-346-8800

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2025, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $15,881,126 based on the closing price quoted on the NASDAQ ® Stock Market.

As of April 1, 2026, there were 100 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

Auditor Firm ID: 677	Auditor Name: Cherry Bekaert LLP	Auditor Location: Richmond, Virginia
Auditor Firm ID: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: Jacksonville, Florida

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2025 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes.

On February 12, 2026, the Company, KW Kingfisher LLC, a Delaware limited liability company (“Parent”), and Sparrows Nest LLC, a Maryland limited liability company (“Merger Sub”), completed the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 24, 2025, by and among the Company, Parent and Merger Sub. Defined terms used herein but not defined shall have the meaning set forth in the Merger Agreement. Pursuant to the Merger Agreement, at the closing, Merger Sub merged with and into the Company. Upon completion of the Merger, the Company survived as a wholly owned subsidiary of Parent (and the surviving entity, the “Surviving Company”), the separate existence of the Merger Sub ceased and Sotherly Hotels LP, a Delaware limited partnership (the “Operating Partnership”), became an indirect subsidiary of Parent.

As contemplated by the Merger Agreement, the Articles of Merger were filed with the State Department of Assessments and Taxation of Maryland, and the Merger was effective at 8:45 am Eastern time on February 12, 2026 (the “Effective Time”).

As a result of the Merger, in accordance with the terms and conditions of the Merger Agreement, at the Effective Time, each share of common stock, par value $0.01 per share of the Company (the “Company Common Stock”) issued and outstanding immediately before the Effective Time (other than Cancelled Shares) was automatically converted into the right to receive an amount in cash equal to $2.25 per share, without interest (the “Per Company Share Merger Consideration,” and in the aggregate, the “Merger Consideration”); (B) each share of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (collectively, the “Company Preferred Stock”) issued and outstanding immediately before the Effective Time shall be entitled to receive the Merger Consideration if the holder thereof elects to convert, subject to the terms and conditions contained in the Company’s charter (including any articles supplementary) (the “Charter”), including the share cap as defined therein, their respective shares of Company Preferred Stock into Company Common Stock after the closing of the Merger; and (C) the Limited Partnership Interests held by the limited partners (other than the Company) were purchased by an affiliate of Parent for the same per share Merger Consideration that each share of Company Common Stock receives pursuant to the Merger Agreement.

In connection with the Merger, the Company’s common stock ceased trading on the NASDAQ ® Global Market (“Nasdaq”) Nasdaq on February 12, 2026, and Nasdaq filed a Form 25 on February 13, 2026, to affect the delisting and deregistration of the Company’s common stock under Section 12(b) of the Exchange Act. Due to the Company Preferred Stock, the Company will continue reporting with the SEC under the Exchange Act.

Prior to the Merger, the Company was self-managed and administered. Following the Merger, the Company is externally managed and administered. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. As of the filing date, the Company owns more than 99.9% of the general and limited partnership units in the Operating Partnership. Another individual owns the remaining limited partnership units in the Operating Partnership.

As of December 31, 2025, our portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels located in seven states with an aggregate of 2,786 hotel rooms, and interests in two condominium hotels and their associated rental programs. All of our hotels are wholly-owned by subsidiaries of the Operating Partnership and are managed on a day-to-day basis by Schulte Hospitality Group, Inc. (“Schulte”) as of February 12, 2026 pursuant to hotel management agreements entered into in connection with the Merger (the “Schulte Management Agreements”). Our portfolio is concentrated in markets that we believe possess multiple demand generators and have significant barriers to entry for new product delivery, which are important factors for us in identifying hotel properties that we expect will be capable of providing strong risk-adjusted returns.

In order for the Company to qualify as a REIT, it cannot directly manage or operate our hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our “TRS Lessees”, which are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively with the TRS Lessees, the “MHI TRS Entities”). The MHI TRS Entities, in turn, have engaged Schulte, which is an eligible independent contractor, to manage the day-to-day operations at our hotels. MHI Holding is a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

Our corporate office is located at 20 Huling Avenue, Memphis, Tennessee 38103. Our telephone number is (901) 346-8800.

Our Properties

As of December 31, 2025, our hotels were located in Florida, Georgia, Maryland, Virginia, North Carolina, Pennsylvania and Texas. Seven of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels. We also own the hotel commercial condominium units of the Lyfe Resort & Residences and Hyde Beach House Resort & Residences condominium hotels. See Item 2 in Part I and Item 7 in Part II of this Form 10-K for additional detail on our properties.

Our Strategy and Investment Criteria

Following the Merger, our strategy is focused on maximizing the performance of our existing portfolio of full-service, primarily upscale and upper-upscale hotels through disciplined operations, targeted capital investment and active balance sheet management. We believe our portfolio benefits from scale and diversification across Southeastern and Mid-Atlantic markets, and we intend to leverage these attributes to generate durable cash flow and improve long-term asset value.

We have transitioned day-to-day hotel management to Schulte, a scaled national hotel operator, to work towards advancing operational discipline and enhancing property-level execution. We expect this transition to support improved cost controls and operating efficiencies through initiatives such as disciplined expense management, centralized systems and procurement strategies, including insurance procurement. We also believe that our post-Merger ownership and governance structure enables greater organizational efficiency and a more agile decision-making framework. Through these efforts, we hope to reduce overhead and redirect cash flow toward property-level initiatives and balance sheet priorities.

A central component of our strategy is implementing a guest-facing capital reinvestment program designed to improve competitive positioning, address deferred maintenance and generate attractive returns on invested capital. We expect this program to include ROI-driven improvements across the portfolio, including renovations of guestrooms and public spaces and other projects intended to improve guest experience and support revenue growth. We also continually evaluate the Company with the objective of optimizing long-term performance and stockholder value. Where appropriate, we may seek to divest non-core or lower-contributing assets and redeploy proceeds to reduce leverage and fund value-enhancing reinvestment initiatives. Our reinvestment decisions are guided by a focus on return-driven capital allocation and disciplined underwriting, including (i) projects expected to enhance revenue, margins and asset value, (ii) maintenance of brand and franchise standards where applicable, (iii) initiatives that improve operational efficiency and (iv) maintaining appropriate liquidity and financial flexibility under our debt agreements.

We may grow through acquisitions of full-service, upscale and upper-upscale hotel properties located in the primary markets of the southern United States. The Company may also opportunistically acquire hotels throughout other regions of the United States. In the event of growth, we expect our portfolio will expand through disciplined acquisitions of hotel properties, and we believe that we will be able to source significant external growth opportunities through our management team’s extensive network of industry, corporate and institutional relationships. Current market conditions and the terms of our loan agreements limit our ability to pursue a growth strategy, but as economic conditions improve and demand and consumer confidence increase, we intend to position the Company to execute on our growth strategy. We are not subject to limitations on the concentration of investments in any one location or facility type. Our investment criteria are further detailed below:

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

We generally have a bias to acquiring underperforming hotels, which we typically define as those that are poorly managed, suffer from significant deferred maintenance and capital investment and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

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

In our experience, a deep-turn opportunity typically takes a total of approximately four years from the initial acquisition of a property until it achieves full post-renovation stabilization. Therefore, when evaluating future opportunities in underperforming hotels, we intend to focus on up-branding and shallow-turn opportunities, and to pursue deep-turn opportunities on a more limited basis, preferably within the structure of joint venture or partnership.

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
•
Joint Venture/Mezzanine Lending Opportunities: We may, from time to time, undertake a significant renovation and rehabilitation project that we characterize as a deep-turn opportunity. In such cases, we may acquire a functionally obsolete hotel whose renovation may be very lengthy and require significant capital. In these projects, we may choose to structure such acquisitions as a joint venture, or mezzanine lending program, to avoid severe short-term dilution and loss of current income commonly referred to as the “negative carry” associated with such extensive renovation programs. We do not intend to pursue joint venture or mezzanine programs in which we would become a “de facto” lender to the real estate community.
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

Over our long history in the lodging industry, we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on our manager's ability to produce high quality revenues that translate to higher profit margins. We look for ancillary forms of revenue, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. We have and will continue to engage parking management companies to maximize parking revenue. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance.

We also require detailed and refined reporting data from our hotel manager, which includes detailed accounts of revenues, revenue segments, expenses and forecasts based on current and historic booking patterns. We also believe we optimize and successfully manage capital costs at our hotels while ensuring that adequate product standards are maintained to provide positive guest experiences.

As of December 31, 2025, none of our hotels were managed by a major national or global hotel franchise company. Effective as of February 12, 2026, Schulte became the manager of the Hyde Beach House Resort & Residences and, pursuant to the Schulte Management Agreements, was engaged to manage the Company’s wholly-owned hotels. Our portfolio management strategy includes efforts to optimize labor costs. Our hotel manager is responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel manager's human resource strategy and make recommendations regarding the operation of our hotels, if appropriate. The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 94 employees electing to participate under a collective bargaining arrangement.

Asset Disposition Strategy. When a property no longer fits with our investment objectives, we plan to pursue a direct sale of the property for cash so that our investment capital can be redeployed according to the investment strategies outlined above. Where possible, we may seek to subsequently purchase a hotel in connection with the requirements of a tax-free exchange. Such a strategy may be deployed in order to mitigate the tax consequence that a direct sale may cause.

Our Principal Agreements

Management Agreements

As of December 31, 2025, our hotels were managed on a day-to-day basis by Our Town, an eligible independent contractor. The base management fee for each of our hotels was a percentage of the gross revenues of the hotel and is due monthly. The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels and our condominium hotel rental programs are shown below:

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

Agreements with Our Town. Our Town was the management company for each of our ten wholly-owned hotels, as well as the manager for our two condominium rental programs as of December 31, 2025 and through February 11, 2026.

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

As of December 31, 2025, the OTH Master Agreement:

•
was set to expire on March 31, 2035, or earlier if all of the OTH Hotel Management Agreements expired or were terminated prior to that date. The OTH Master Agreement would have been extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remained in effect;
•
set an incentive management fee for each of the hotels managed by Our Town, and any future hotels, equal to 10% of the amount by which gross operating profit, as defined in the OTH Hotel Management Agreements, for a given year exceeded the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year could not exceed 0.25% of the gross revenues of the hotel included in such calculation;
•
provided a mechanism and established conditions on which the Company could offer Our Town the opportunity to manage hotels acquired by the Company in the future, pursuant to a negotiated form of single facility management agreement, with the caveat that the Company was not required to offer the management of future hotels to Our Town; and
•
set a base management fee for future hotels of 2.00% of gross revenue for the first year of the term, 2.25% of gross revenue for the second year of the term, and 2.50% of gross revenue for the third and any additional years of the term.

Each of the OTH Hotel Management Agreements had an initial term ending March 31, 2035. Each of the OTH Hotel Management Agreements could be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension. The agreements provided that Our Town would be the sole and exclusive manager of the hotels as the agent of the respective TRS Lessee, at the sole cost and expense of the TRS Lessee, and subject to certain operating standards. Each OTH Hotel Management Agreement could be terminated in connection with a sale of the related hotel. In connection with a termination upon the sale of the hotel, Our Town would be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the OTH Hotel Management Agreement. Upon the sale of a hotel, no termination fee would be due in the event the Company elected to provide Our Town with the opportunity to manage another comparable hotel and Our Town was not precluded from accepting such opportunity. Our Town was required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

Pursuant to the management agreements for the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, Our Town managed the rental of individually owned condominium units pursuant to rental agreements entered into with individual condominium unit owners. We also entered into an Association Sub Management and Assignment Agreement with Our Town for the management and operation of the condominium association responsible for the operation of the Hyde Beach House Resort & Residences, and a Rental Sales Management Agreement pursuant to which Our Town agreed to manage the marketing and negotiation of rental agreements with individual condominium unit owners.

As of December 31, 2025, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 58.5%, 6.5%, and 15.0%, respectively, of the total outstanding ownership interests in Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. served as directors of Our Town.

In connection with the Merger, the Company terminated the OTH Master Agreement with Our Town and Our Town ceased acting as the Company’s property management company effective February 12, 2026.

On February 12, 2026, the TRS lessee subsidiaries for the Company’s hotels entered into hotel management agreements with Schulte and certain of its affiliates. Under each Schulte Management Agreement, Schulte is appointed as the sole and exclusive operator and manager of the applicable hotel and is responsible for the supervision, direction, control, management and operation of the hotel, subject to certain third-party operations.

Agreements with Schulte. Under each Schulte Management Agreement, Schulte is entitled to (i) a base management fee equal to 2.75% of total revenues (paid monthly in arrears), (ii) an overhead fee of $4,500 per month, and (iii) an incentive fee ranging from 0% to 10% of gross operating profits based on specified performance thresholds. The Schulte Management Agreements have an initial term of ten (10) years and automatically renew for one successive five (5)-year period unless earlier terminated in accordance with their terms.

Pursuant to its management agreements for the Hyde Beach House Resort & Residences, Schulte manages the rental of individually owned condominium units pursuant to rental agreements entered into with individual condominium unit owners. We have also entered into an Association Sub Management and Assignment Agreement with Schulte for the management and operation of the condominium association responsible for the operation of the Hyde Beach House Resort & Residences, and a Rental Sales Management Agreement pursuant to which Schulte agreed to manage the marketing and negotiation of rental agreements with individual condominium unit owners.

Accordingly, the table below is updated to reflect Schulte as manager and the updated base fee structure:

Hotel Name	Commencement Date	Expiration Date	Percentage Fee
Hotel Ballast Wilmington, Tapestry Collection by Hilton	February 12, 2026	February 11, 2036 (1)	2.75%
The DeSoto	February 12, 2026	February 11, 2036 (1)	2.75%
DoubleTree by Hilton Philadelphia Airport	February 12, 2026	February 11, 2036 (1)	2.75%
Hotel Alba Tampa, Tapestry Collection by Hilton	February 12, 2026	February 11, 2036 (1)	2.75%
DoubleTree by Hilton Jacksonville Riverfront	February 12, 2026	February 11, 2036 (1)	2.75%
DoubleTree by Hilton Laurel	February 12, 2026	February 11, 2036 (1)	2.75%
Georgian Terrace	February 12, 2026	February 11, 2036 (1)	2.75%
The Whitehall	February 12, 2026	February 11, 2036 (1)	2.75%
DoubleTree Resort by Hilton Hollywood Beach	February 12, 2026	February 11, 2036 (1)	2.75%
Hyatt Centric Arlington	February 12, 2026	February 11, 2036 (1)	2.75%
Hyde Beach House Resort & Residences	February 12, 2026	February 11, 2036 (1)	2.75%

(1) with automatic renewal through February 11, 2041 unless terminated.

In addition to the base fee above, each Schulte Management Agreement includes an overhead fee of $4,500 per month and an incentive fee based on gross operating profits.

Franchise Agreements

As of December 31, 2025, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies. As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to re-license or re-brand with the existing franchisor, re-brand and license with a new franchisor, or re-brand as an independent hotel. We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues. The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2025:

	Franchise/Royalty	Expiration
	Fee (1)	Date
Hotel Alba Tampa, Tapestry Collection by Hilton	5.0%	June 2029
DoubleTree by Hilton Jacksonville Riverfront	5.0%	September 2035
DoubleTree by Hilton Laurel (2)	5.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	October 2034
DoubleTree Resort by Hilton Hollywood Beach	5.0%	October 2027
Hotel Ballast Wilmington, Tapestry Collection by Hilton	5.0%	April 2028
Hyatt Centric Arlington	5.0%	March 2038

(1) Percentage of room revenues payable to the franchisor.

(2) The Franchise/Royalty Fee was temporarily reduced to 4.0% from December 2023 through November 2025.

Lease Agreements

TRS Leases

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership nor its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged Schulte to manage the hotels. As of December 31, 2025, each lease had a non-cancelable term ranging from four to thirty years. Pursuant to an amendment effective as of February 12, 2026, each lease has a non-cancelable term extended for five years from the previous expiration date, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, our TRS Lessees are obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

Other Leases

We lease the land underlying the Hyatt Centric Arlington hotel pursuant to a ground lease. The initial term of the ground lease required us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The ground lease allowed for five additional rental periods of 10 years each. Upon commencement of each renewal period, we will be required to make lease payments each year equal to 8.0% of the appraised value of the land. We exercised the renewal option for the first renewal period expiring July 1, 2035, during which total annual lease payments will be $1,792,000. In order to sell the Hyatt Centric Arlington hotel and assign our leasehold interest in the ground lease, we are required to obtain the consent of the third-party lessor.

In connection with the acquisition of the Hyde Beach House Resort & Residences hotel commercial condominium unit in 2019, we entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the resort. In exchange for rights to the parking and cabana revenue, we paid the condominium association an annual payment of $271,000 for the initial five years of the term, which increases 5.0% every five years through the duration of the term.

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

Capital Structure / Material Agreements

Apollo Loan. On February 12, 2026, in connection with the Merger and pursuant to that certain Loan Agreement dated as of such date (the “Apollo Loan Agreement”) with various affiliates of Apollo Global Management, Inc., collectively, as lender, and Laurel Hotel Associates LLC, Philadelphia Hotel Associates LP, MHI Jacksonville LLC, SOHO Atlanta LLC, Houston Hotel Owner, LLC, SOHO Wilmington LLC, Hollywood Hotel Associates LLC, SOHO Arlington LLC, subsidiaries of the Company, as borrower and respective owners of the DoubleTree by Hilton Laurel, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront, The Georgian Terrace, Houston/Whitehall, Hotel Ballast, DoubleTree Resort by Hilton Hollywood Beach, and Hyatt Centric Arlington (the “Subject Hotels”), the existing indebtedness on such hotels was refinanced. The Apollo Loan Agreement provides for a loan amount of $308.0 million, with an initial maturity date of February 12, 2029, with two (2) extension options of one (1) year each, subject to the satisfaction of certain extension conditions and provided initial proceeds of approximately $243.0 million.

On March 24, 2026, we accessed $15.0 million in additional proceeds to redeem a portion of the preferred stock. On April 8, 2026, we accessed approximately $35.0 million in additional proceeds when Tampa Hotel Associates LLC became an additional borrower as owner of the Hotel Alba, which became one of the Subject Hotels. The proceeds were used to repay the existing indebtedness on the Hotel Alba. The loan also has availability fund a portion of certain property improvement plans.

The Apollo Loan Agreement contains customary affirmative covenants for a transaction of this nature, including, among other things, covenants relating to (i) maintenance of adequate financial and accounting books and records, (ii) delivery of financial statements and other information, (iii) preservation of existence of each borrower and subsidiaries, (iv) payment of taxes and claims, (v) compliance with laws, (vi) maintenance of insurance, (vii) use of proceeds, (viii) maintenance of properties, and (xi) conduct of business.

The Apollo Loan Agreement also contains customary negative covenants for a transaction of this nature, including, among other things, covenants relating to (i) debt, (ii) liens, (iii) restriction on fundamental changes, (iv) transfer or pledges of assets, (v) transactions with affiliates, and (vi) entrance into or modifications of material agreements. The Apollo Loan Agreement also contains various customary events of default (subject to certain grace periods, to the extent applicable).

Mezzanine Loan. On February 12, 2026, in connection with the Merger and pursuant to that certain Mezzanine Loan Agreement dated as of such date (the “Mezzanine Loan Agreement”) with ACF II SOHO Mezz Lender LLC, an affiliate of Ascendant Capital Partners LP, as lender, and Sotherly Hotels Mezz LLC, a subsidiary of the Company, as borrower, and indirect owner of the Subject Hotels, the existing indebtedness on such Subject Hotels was refinanced. The Mezzanine Loan Agreement provides for a loan amount of up to $45.0 million, with an initial maturity date of February 12, 2030, with one (1) extension option of (1) year, subject to the satisfaction of certain extension conditions and provided initial proceeds of approximately $26.7 million.

On March 24, 2026, we accessed approximately $13.3 million in additional proceeds to redeem a portion of the preferred stock. The loan also has availability fund a portion of certain property improvement plans.

The Mezzanine Loan Agreement also contains customary affirmative and negative covenants for a transaction of this nature, and also contains various customary events of default (subject to certain grace periods, to the extent applicable).

Other Agreements

Asset Management Agreement. On March 24, 2026, the Operating Partnership entered into a consulting agreement effective February 12, 2026 (the “Consulting Agreement”) with KWC Management, LLC, a Delaware limited liability company and an affiliate of the Operating Partnership (“KWC”). Pursuant to the Consulting Agreement, KWC is responsible for providing consultation and management services to the Operating Partnership, as more particularly described in the Consulting Agreement (the “Services”), for the assets listed on Exhibit A thereto (the “Assets”).

The Consulting Agreement has an initial term of twelve (12) months until February 11, 2027 (the “Initial Term”), following which it shall renew for successive one-year terms unless terminated by either party upon thirty (30) days written notice to the non-cancelling party. Notwithstanding the foregoing, in the event of a sale of the Assets, the Consulting Agreement shall terminate immediately upon the closing of such sale; provided the Operating Partnership shall use commercially reasonable efforts to provide written notice of the proposed sale at least thirty (30) days prior to the anticipated closing date of such sale.

Pursuant to the Consulting Agreement, the Operating Partnership will pay an annual asset management fee (the “Asset Management Fee”) in the amount approved by the Operating Partnership as part of its annual budget approval process. For the Initial Term, the Asset Management Fee shall be at the annualized rate of Six Hundred Fifty Thousand Dollars ($650,000) per year, payable in equal monthly installments in advance on the first day of each calendar month. The fee for any partial month at the commencement or expiration of the current term shall be prorated on a per diem basis based on a 365-day year. The Operating Partnership will also pay reasonable out-of-pocket expenses incurred in connection with KWC’s the performance of the Services within thirty (30) days after receipt of an invoice detailing such amounts and accompanied by reasonable supporting documentation.

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

The Company has one TRS, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2025, of approximately $57.0 million and deferred timing differences of approximately $3.7 million attributable to accrued, but not currently deductible, vacation and sick pay amounts, business interest, depreciation and other miscellaneous differences. Neither the Company nor MHI Holding has incurred federal income taxes since its formation. With the onset of the COVID-19 pandemic and the anticipation of significant losses to MHI Holding, we reduced our deferred tax asset through the establishment of a 100% valuation allowance. As of December 31, 2025, we have a valuation allowance of approximately $14.5 million.

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

Employees and Human Capital

As of December 31, 2025, we employed seven full-time individuals, all of whom work at our corporate office in Williamsburg, Virginia. Following the Merger, we have three full-time employees in the Williamsburg office. We believe relations with our employees are positive. Our human capital resources objectives include attracting and retaining talented and well-qualified employees. Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives. We are committed to enhancing our culture through efforts to promote and preserve inclusion and by providing and maintaining a safe work environment. All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel manager engaged by our TRS Lessees to operate such hotels.

Available Information

We maintain an Internet site, http://www.sotherlyhotels.com, which contains additional information concerning Sotherly Hotels Inc. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website the Company’s Code of Business Conduct. We intend to disclose on our website any changes to, or waivers from, the Company’s Code of Business Conduct. Information on the Company’s internet site is neither part of nor incorporated into this Form 10-K.

Item 1A. Risk Factors

The following are the material risks that may affect us. Any of the risks discussed herein can materially adversely affect our business, liquidity, operations, industry or financial position or our future financial performance.

SUMMARY

Risks Related to Our Business and Properties

•
Risks related to the Merger and the resulting change in control, ownership structure and delisting of our common stock.
•
Risks related to our recent refinancing transactions and new credit facilities.
•
Risks related to the limited number of hotels that we own.
•
Risks related to increased hotel operating expenses and decreased hotel revenues.
•
Risks related to our investment strategy, and the acquisition, renovation, or repositioning of hotels.
•
Risks related to our third-party hotel management company.
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

Risks Related to Our Organization and Structure

•
Risks related to change of control.
•
Risks related to the delisting of our common stock and preferred stock from Nasdaq.
•
Risks related to ownership limitations on our preferred stock.
•
Risks related to litigation in connection with the execution of a merger agreement and the consummation of a merger
•
Risks related to our preferred stock.

•
Risks related to future indebtedness.
•
Risks related to our REIT status.
•
Risks related to our major corporate policies.
•
Risks related to key personnel.
•
Risks related to conflict of interest and related party transactions

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

DETAIL

Risks Related to Our Business and Properties

The completion of the merger with KW Kingfisher LLC has materially changed our ownership structure and capital profile, and the anticipated benefits of the transaction may not be realized.

On February 12, 2026, we completed our merger with KW Kingfisher LLC (the “Merger”). As a result of the Merger, affiliates of KW Kingfisher became the controlling stockholders of the Company, and our ownership structure, governance profile and capital structure were materially altered.

The Merger presents a number of risks and uncertainties, including:

•
the possibility that the anticipated strategic, operational and financial benefits of the Merger will not be realized within the expected time period, or at all;
•
the incurrence of substantial transaction-related costs and expenses;
•
changes in our stockholder base and reduced public float, which may result in reduced liquidity and increased volatility in the trading price of our capital stock;
•
potential conflicts of interest between the controlling stockholder and our other stockholders;
•
changes in our strategic direction, capital allocation policies or operating priorities under new ownership; and
•
risks associated with the significant debt financing incurred in connection with the Merger.

Following the Merger, affiliates of KW Kingfisher beneficially own a controlling interest in our outstanding common stock and have the ability to influence or control matters requiring stockholder approval, including the election of directors, amendments to our charter documents, approval of mergers or other strategic transactions and other significant corporate actions. This concentration of ownership may delay, deter or prevent a change in control that other stockholders may view as beneficial, or otherwise limit the ability of minority stockholders to influence corporate matters.

In addition, as a result of the Merger and related financings, we have a significantly increased level of indebtedness and ongoing debt service obligations. The combination of a concentrated ownership structure and increased leverage may limit our financial flexibility and could adversely affect our ability to respond to competitive pressures, economic downturns or changes in the hospitality industry.

If the anticipated benefits of the Merger are not realized, or if we experience difficulties operating under our new ownership and capital structure, our business, financial condition and results of operations could be materially and adversely affected.

Our substantial indebtedness under the Apollo senior loan and Ascendant mezzanine loan increases our financial risk and may adversely affect our liquidity, results of operations and ability to refinance.

In connection with the closing of our merger on February 12, 2026, we entered into a new senior secured loan agreement with affiliates of Apollo Global Management, Inc. providing up to $308.0 million of indebtedness (the “Senior Loan”), and a mezzanine loan agreement with an affiliate of Ascendant Capital Partners LP providing for up to $45.0 million of mezzanine indebtedness (the “Mezzanine Loan”). These financings materially increased our consolidated indebtedness and significantly changed our capital structure.

The Senior Loan is secured by, among other things, mortgages on eight of our hotel properties and includes customary affirmative and negative covenants, financial and operational restrictions and events of default. The Mezzanine Loan is secured by equity interests in certain property-owning subsidiaries and is structurally subordinate to the Senior Loan and other property-level indebtedness. Both loans have initial maturities in 2029 and 2030, respectively, subject to extension options that are conditioned on satisfaction of specified requirements.

Our substantial indebtedness could have important consequences, including:

•
requiring us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest, thereby reducing funds available for operations, capital expenditures, dividends and other corporate purposes;
•
increasing our vulnerability to adverse economic, industry or property-level operating conditions;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the hospitality industry;

•
restricting our ability to incur additional indebtedness, make certain investments, sell assets or engage in other transactions due to covenant limitations;
•
increasing the risk of a default under the Senior Loan or Mezzanine Loan if we fail to satisfy financial or other covenants; and
•
limiting our ability to refinance indebtedness at maturity or on favorable terms.

In addition, the mezzanine structure of the Mezzanine Loan may increase enforcement risk in a default scenario, as the mezzanine lender could foreclose on the pledged equity interests in certain subsidiaries, potentially resulting in a change of control of those entities without a foreclosure on the underlying real estate. Defaults under either the Senior Loan or the Mezzanine Loan could result in the acceleration of indebtedness, the imposition of default interest, the exercise of remedies against collateral, and, in certain circumstances, cross-defaults under other agreements.

The maturity dates of these loans will require us to refinance, extend or repay a substantial amount of indebtedness within a relatively concentrated timeframe. Our ability to do so will depend on prevailing market conditions, the performance and value of the underlying hotel properties, lender underwriting standards and other factors beyond our control. If we are unable to refinance or extend these loans on acceptable terms, we may be required to seek alternative capital, sell assets, or pursue other strategic transactions, any of which could materially and adversely affect our financial condition and results of operations.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2025, our portfolio consisted of ten wholly-owned hotels with a total of 2,786 rooms and the hotel commercial condominium units of the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences condominium hotels. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS Lessees, and our TRS Lessees retain managers to operate our hotels pursuant to management agreements. As of December 31, 2025, all of our hotels currently were managed by Our Town. On February 12, 2026, in connection with the Merger pursuant to which we became a wholly owned subsidiary of KW Kingfisher LLC, we terminated our prior management agreements with Our Town and entered into hotel management agreements with Schulte to manage all of our hotels.

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

The declaration of distributions to holders of our securities is subject to the sole discretion of the Company’s board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash to fund distributions. We have not paid any common stock dividend distributions following the payment of dividends in January 2020. Once the payment of all preferred dividends in arrears has been made, the Company may make the common stock dividend distribution that was declared in January 2020 to stockholders of record on March 13, 2020.

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

In our portfolio, the majority of the hotels that we owned as of December 31, 2025, utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. As of April 1, 2026, we owned one property that utilizes a brand owned by Hyatt. Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

Our ground lease for the Hyatt Centric Arlington may constrain us from acting in the best interest of stockholders or require us to make certain payments.

The Hyatt Centric Arlington is subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third-party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease. Accordingly, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the lessor, even if we determine that the sale of this hotel or the assignment of our leasehold interest in the ground lease is in the best interest of the Company or our stockholders. In addition, at any given time, potential purchasers may be less interested in buying a hotel subject to a ground lease and may demand a lower price for the hotel than for a comparable property without such a restriction, or they may not purchase the hotel at any price. For these reasons, we may have a difficult time selling the hotel or may receive lower proceeds from any such sale. The ground lease is subject to four additional renewal periods of 10 years each, following the first renewal period which expires in 2035. At the beginning of each renewal period, certain provisions of the lease may be adjusted by the lessor, which could impact payments we are required to make to the lessor. The ground lease contains a rent reset provision that re-set the rent in June 2025 and will be re-set each successive 10-year period, to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process. The appraisal process was completed in 2024 and, beginning in July 2025, the rent adjusted to $149,333 per month. If we cannot come to reasonable terms with the lessor at the end of the term or if we are found to have breached certain obligations under the ground lease, the hotel may suffer a substantial decline in value and we may be forced to dispose of the hotel at a substantial loss.

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

We and our hotel manager rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel manager purchase some of our information technology from vendors, on whom our systems depend. We and our hotel manager rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel manager have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper functionality, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. Our hotel manager carries cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber risk coverage to provide supplemental coverage above the coverage carried by our hotel manager. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses at our properties, which could affect our results of operations. As of December 31, 2025, no risk from cybersecurity threats, including as a result of any previous cybersecurity incidents, has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. We also rely on the reservation systems of our brand partners and others to transmit and manage customer and payment information. Those systems may be hacked or subject to denial-of-service attacks which in turn may result in losses at our properties.

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

As a REIT, the Company is subject to various restrictions on the types of revenue it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, developing alternative uses of real estate and the ownership of hotels that are not leased to a TRS, including the development and/or sale of timeshare or condominium units or the related land parcels. Due to these restrictions, we anticipate that we will continue to conduct certain business activities through MHI Holding. MHI Holding is taxable as a C corporation and is subject to federal, state, local, and, if applicable, foreign taxation on its taxable income.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2025 and 2024, we spent approximately $14.9 million and approximately $14.6 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenue could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with the terms of the loan covenants and reduce our cash available for distribution to stockholders.

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

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. In addition, several of our mortgage lenders require that we set aside annual amounts for capital improvements to the secured property. We may not be able to fund capital improvements or acquisitions solely from cash provided by our operating activities because we must distribute at least 90.0% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund significant capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund any significant investments or capital improvements. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limit the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain liable for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Noncompliance with government regulations could adversely affect our operating results.

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

Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets. Previous terrorist attacks in the

United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries in the past. Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition.

We face risks related to pandemic diseases, which could materially and adversely affect travel and result in reduced demand for our hotels.

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the perceived threat of a Zika virus outbreak in 2016 had an impact on the south Florida market, and the COVID-19 pandemic had a severe impact on the travel industry. A prolonged recurrence of COVID-19, Zika virus or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

Heightened focus on corporate responsibility, specifically related to ESG practices, may impose additional costs and expose the Company to new risks.

Companies across industries face increasing scrutiny from various stakeholders on how they address a variety of Environmental, Social and Governance (“ESG”) matters. Potential and current employees, hotel brands, hotel management companies and vendors may consider these factors when establishing and extending business relationships and hotel guests may consider these factors when choosing a hotel. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. The focus on and activism around ESG and related matters may constrain business operations or cause the Company to incur additional costs. The Company may face reputational damage in the event the Company’s corporate responsibility initiatives do not meet the expectations set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, if competitors outperform the Company in such expectations, potential or current investors may elect to invest with the Company’s competitors, and employees, hotel brands, hotel management companies, vendors and guests may choose not to do business with the Company, which could have a material and adverse impact on the Company’s financial condition, the market price of its common shares and ability to raise capital.

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

Risks Related to Our Debt

We have substantial financial leverage, which could adversely affect our business, liquidity and results of operations.

On February 12, 2026, in connection with the Merger, we entered into a senior secured credit facility (the “Senior Loan”) and a mezzanine loan facility (the “Mezzanine Loan”). The Senior Loan provides a term loan facility with an aggregate principal amount of up to $308.0 million and matures on February 12, 2029 (subject to extension options). The Mezzanine Loan provides for borrowings of up to $45.0 million and matures on February 12, 2030 (subject to extension options). These facilities increase our leverage and may include restrictive covenants and events of default; any default or failure to comply could result in acceleration of our indebtedness and could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2025, the aggregate principal balances of our mortgages and unsecured debt amounted to approximately $324.8 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet. Giving effect to the indebtedness incurred in connection with the Merger, our total outstanding indebtedness has increased substantially. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional indebtedness or access capital markets following the Merger could adversely affect our ability to fund these programs or pursue future acquisitions.

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

We must comply with financial covenants in our Senior and Mezzanine loan agreements, and failure to comply with these covenants could result in defaults, acceleration of indebtedness, and loss of assets.

In connection with the closing of the Merger, we entered into the Senior Loan and the Mezzanine Loan. These agreements, together with our existing mortgage indebtedness, contain affirmative and negative covenants, financial tests and customary events of default. The Senior Loan is secured by mortgages and related collateral on certain of our hotel properties, and the Mezzanine Loan is secured by pledges of equity interests in certain property-owning subsidiaries. The loan agreements restrict our ability and the ability of certain subsidiaries to incur additional indebtedness, create liens, dispose of assets, make investments, pay distributions, or engage in certain transactions. They also require compliance with specified financial and operational performance standards. Our ability to comply with these covenants may be affected by factors beyond our control, including declines in hotel performance, adverse economic conditions, increased interest rates, renovation disruptions or severe weather events. If we fail to comply, we may seek waivers or amendments; however, there can be no assurance that lenders would grant them or do so on favorable terms. If a default is not cured or waived, lenders could accelerate the indebtedness, impose default interest and exercise remedies against collateral. Foreclosure under the Senior Loan could result in the loss of hotel properties, and foreclosure under the Mezzanine Loan could result in the loss of equity interests in property-owning subsidiaries. Certain defaults could also trigger cross-defaults under other agreements. In addition, a foreclosure may result in taxable income without corresponding cash proceeds. If the outstanding debt exceeds our tax basis in the property, we could recognize taxable income and be required to use other cash sources to satisfy distribution requirements necessary to maintain our REIT qualification. Any of these events could materially and adversely affect our financial condition, cash flow, and results of operations.

Our existing mortgage loan agreement contains, and mortgage loan agreements we may enter into in the future may contain, "cash trap" provisions that could limit our ability to make distributions to our stockholders.

Our existing mortgage loan agreement contains, and mortgage loan agreements we may enter into in the future may contain, cash trap provisions that may be triggered if the performance of the hotels securing the loans declines below a threshold. If these provisions are triggered, substantially all of the profit generated by the hotel will be deposited directly into a lockbox account and then swept into a cash management account for the benefit of the lender. In that event, cash would be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could adversely affect our liquidity and our ability to make distributions to our stockholders.

Our borrowing costs are sensitive to fluctuations in interest rates and credit market conditions

Higher interest rates and wider credit spreads could increase our debt service requirements and increase our interest expense. In connection with the closing of the Merger, we entered into the Senior Loan and the Mezzanine Loan, which together significantly increased our overall indebtedness and changed our capital structure. As a result, all of our hotels other than The DeSoto in Savannah, Georgia (“DeSoto”) are encumbered under the Senior Loan and related mezzanine structure. To the extent the Senior Loan or Mezzanine Loan bears interest at variable rates tied to SOFR or another benchmark rate, increases in such benchmark rates will increase our interest expense. In addition, even if all or a portion of the Senior Loan or Mezzanine Loan bears interest at a fixed rate, we will be exposed to prevailing market interest rates upon refinancing at maturity. The only remaining property-level mortgage indebtedness consists of the fixed-rate loans secured by The DeSoto. While these loans do not currently expose us to floating-rate risk, they subject us to refinancing risk at maturity and may require refinancing at higher interest rates depending on market conditions at that time.

The current interest rate environment has been volatile, and future monetary policy decisions, inflationary pressures, financial market disruptions and broader macroeconomic conditions may result in continued benchmark rate volatility and elevated borrowing costs. Higher interest rates may also reduce the value of our hotel properties and limit our refinancing alternatives. Should we obtain new debt financing or refinance existing indebtedness, including the Senior Loan, the Mezzanine Loan or The DeSoto loan, we may incur additional floating rate debt or refinance at higher interest rates and less favorable terms. In addition, adverse economic conditions or reduced hotel operating performance could cause the terms on which we borrow to be unfavorable, including higher spreads, increased amortization requirements, stricter covenants or reduced loan proceeds. Any of these factors could materially and adversely affect our liquidity, financial condition, and results of operations.

Risks Related to Our Organization and Structure

Our ability to effect a merger or other business combination transaction may be restricted by our Operating Partnership agreement.

In the event of a change of control of the Company, the limited partners of our Operating Partnership will have the right, for a period of 30 days following the change of control event, to cause the Operating Partnership to redeem all of the units held by the limited partners for a cash amount equal to the cash redemption amount otherwise payable upon redemption pursuant to the partnership agreement. This cash redemption right may make it more unlikely or difficult for a third party to propose or consummate a change of control transaction, even if such transaction was in the best interests of the Company’s stockholders.

Provisions of the Company’s charter may limit the ability of a third party to acquire control of the Company.

Aggregate Share Ownership Limits

The Company’s charter provides that no person may directly or indirectly own more than 9.9% of the value of the Company’s outstanding shares of capital stock. These ownership limitations may prevent an acquisition of control of the Company by a third party without the Company’s board of directors’ approval, even if the Company’s stockholders believe the change of control is in their best interest. The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

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

Our ownership limitations may restrict or prevent you from engaging in certain transfers of the Company’s preferred stock.[2]

In order to maintain the Company’s REIT qualification, it cannot be closely held (i.e., more than 50.0% in value of our outstanding stock cannot be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year). To preserve the Company’s REIT qualification, the Company’s charter contains a 9.9% aggregate share ownership limit. Generally, any shares of the Company’s stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

If anyone transfers shares in a way that would violate the aggregate share ownership limit or the common share ownership limit, or prevent the Company from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. If this transfer to a trust fails to prevent such a violation or fails to preserve the Company’s continued qualification as a REIT, then the Company will consider the initial intended transfer to be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the aggregate share ownership limit, the common share ownership limit or the other restrictions on transfer in the Company’s charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of the Company’s stock falls between the date of purchase and the date of redemption or sale. Following the Merger, KW Kingfisher LLC became the sole owner of the Company’s common stock.

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

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2025, 1,464,100 shares of our Series B Preferred Stock were issued and outstanding, 1,346,110 shares of our Series C Preferred Stock were issued and outstanding, and 1,163,100 shares of our Series D Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $45.4 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $2.9 million. The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $41.6 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.7 million. The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $36.3 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.4 million. Holders of our Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive). As of December 31, 2025, distributions on our Preferred Stock are in arrears for the last thirteen quarterly payments. Therefore, the holders of our Preferred Stock are entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. No dividends may be paid on our common stock until such time as the Preferred Stock distributions are made current.

The change of control conversion and redemption features of the Company’s preferred stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company.

Upon a change of control (as defined in our charter), holders of our Preferred Stock will have the right (unless, as provided in our charter, we have provided or provide notice of our election to exercise our special optional redemption right before the relevant date) to convert some or all of their shares of preferred stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, holders will be limited to a maximum number of shares equal to the share cap, subject to adjustments. Each holder of Series B Preferred Stock is entitled to receive a maximum of 8.29187 shares of our common stock per share of Series B Preferred Stock, which may result in the holder receiving value that is less than the liquidation preference of the Series B Preferred Stock. Each holder of Series C Preferred Stock is entitled to receive a maximum of 8.50340 shares of our common stock per share of Series C Preferred Stock, which may result in the holder receiving value that is less than the liquidation preference of the Series C Preferred Stock. Each holder of Series D Preferred Stock is entitled to receive a maximum of 7.39645 shares of our common stock per share of Series D Preferred Stock, which may result in the holder receiving value that is less than the liquidation preference of the Series D Preferred Stock. In addition, those features of our Preferred Stock may have the effect of inhibiting or discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of shares of our common stock and shares of our Preferred Stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

Consistent with these provisions, following the closing of the Merger, each share of the Preferred Stock issued and outstanding immediately before the Effective Time (as defined in the Merger Agreement) became entitled to receive the Merger Consideration (as defined in the Merger Agreement) if the holder thereof elected to convert, subject to the terms and conditions contained in the Articles Supplementary of the Preferred Stock, including the share cap as defined therein, their respective shares of Preferred Stock into Common Stock after the closing of the Merger. As such, on February 27, 2026, the Company posted to its corporate website, and provided, the holders of the Company Preferred Stock, a notice of Change of Control (as defined in the Articles) informing the Preferred Stockholders of the Change of Control and describing the resulting Change of Control Conversion Right (as defined in the Articles). The Company designated March 20, 2026, as the Change in Control Conversion Date (as defined in the Articles).

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

We depend on the efforts and expertise of our Chief Executive Officer, Zachary Schmidt, our Chief Financial Officer, William Ryan Pellum, and other key personnel to manage our day-to-day operations and strategic business direction. In connection with the Merger, certain of our prior executive officers resigned and new executive officers were appointed. The loss of the services of one or more of our key personnel or our inability to attract and retain qualified personnel could have an adverse effect on our operations.

Risks Related to Conflicts of Interest of Our Officers and Directors

Conflicts of interest could result in our officers and directors acting in a manner other than in the best interests of holders of our outstanding preferred stock.

As a result of the Merger, we are a wholly owned subsidiary of KW Kingfisher LLC. Our parent has the ability to control matters requiring stockholder approval and to control our policies and affairs. The interests of our parent and its affiliates may differ from the interests of holders of our outstanding preferred stock, including with respect to business strategies, capital allocation, the incurrence of indebtedness and related-party transactions. In connection with the Merger and related transactions, we have entered into, and may in the future enter into, transactions with affiliates and third parties that may give rise to conflicts of interest, including hotel management agreements with Schulte, financing arrangements with affiliates of Apollo and Ascendant, and board observer rights granted to certain counterparties. These conflicts could influence our decision-making, and transactions may not be negotiated on an arm’s-length basis, which could adversely affect our financial condition and results of operations.

There can be no assurance that provisions in our bylaws will always be successful in mitigating conflicts of interest.

Under our bylaws, a committee consisting of only independent directors must approve any transaction between us and Our Town, or any interested director. However, there can be no assurance that these policies always will be successful in mitigating such conflicts, and decisions could be made that might not fully reflect the interests of all of the Company’s outstanding preferred stockholders.

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

In order to maintain its qualification as a REIT, each year the Company must pay out to its stockholders in distributions, as “qualifying distributions,” at least 90.0% of its REIT taxable income, computed without regard to the deductions for dividends paid and excluding net capital gains and reduced by certain noncash items. To the extent that the Company satisfies this distribution requirement but distributes less than 100.0% of its taxable income (including its net capital gain), it will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4.0% nondeductible excise tax if the actual amount that it pays out to its stockholders as a “qualifying distribution” for a calendar year is less than the sum of: (A) 85.0% of our ordinary income for such calendar year, plus (B) 95.0% of our capital gain net income for such calendar year. The Company’s only recurring source of funds to make these distributions comes from rent received from its TRS Lessees whose only recurring source of funds with which to make these payments and distributions is the net cash flow (after payment of operating and other costs and expenses and management fees) from hotel operations, and any dividend and other distributions that we may receive from MHI Holding. Accordingly, the Company may be required to borrow money or sell assets to make sufficient distributions to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% non-deductible excise tax in a particular year.

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

If the Company fails to remain qualified as a REIT, it may have to reduce or eliminate any distributions to its stockholders in order to satisfy its income tax liabilities. Any distribution that the Company makes to its stockholders would be treated as a taxable dividend to the extent of its current and accumulated earnings and profits. This may result in negative investor and market perception regarding the market value of the Company’s stock, and the value of its stock may be reduced. In addition, the Company and the Operating Partnership may face increased difficulty in raising capital or obtaining financing if the Company fails to qualify or remain qualified as a REIT because of the resulting tax liability and potential reduction of its market valuation.

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
•
if it (or the Operating Partnership or any subsidiary of the Operating Partnership other than a TRS) sells a property in a “prohibited transaction,” its gain, or its share of such gain, from the sale would be subject to a 100.0% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business;
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

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2004. The Company believes it has operated so as to qualify as a REIT under the Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Code to enable the Company to continue to qualify as a REIT. However, it is possible that the Company has been organized or has operated in a manner that would not allow it to qualify as a REIT, or that its future operations could cause it to fail to qualify. Qualification as a REIT requires the Company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a REIT, the Company must satisfy a 75.0% gross income test pursuant to Code Section 856(c)(3) and a 95.0% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, the Company must pay dividends, as “qualifying distributions,” to its stockholders aggregating annually at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding capital gains and reduced by certain noncash items) and must satisfy specified asset tests on a quarterly basis. While historically the Company has satisfied the distribution requirement discussed above, by making cash distributions to its stockholders, the Company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its stock. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in the Company’s case because it holds its assets through the Operating Partnership.

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

Under the Foreign Account Tax Compliance Act (“FATCA”), a 30.0% U.S. withholding tax generally is imposed on “withhold-able payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” and (ii) certain U.S.-source gross proceeds paid to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. While withholding under FATCA would have applied also to payments of gross proceeds from the sale or other disposition of our shares on or after January 1, 2019, recently proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely, and Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s management recognizes the critical importance of monitoring for and properly addressing cybersecurity threats. Our Chief Financial Officer is the executive primarily responsible for identifying and managing risks to the Company from cybersecurity threats and has over 13 years of experience providing oversight of information technology infrastructure, system and security. With respect to the Company’s information systems, we rely on third-party technology and software providers to manage the cybersecurity risk to which those systems are subject. For elements of cybersecurity risk which fall outside the purview of the third-party technology and software providers, our Chief Financial Officer oversees the implementation of additional controls to reduce the likelihood of a cybersecurity incident occurring as well as to reduce the impact of any such incident, should it occur. At least annually, he discusses cybersecurity risk and the Company’s mitigation efforts and effectiveness of controls with the Board of Directors. The Board of Directors reviews and discusses our cybersecurity risk and reviews the tests of controls performed by consultants that perform the Company’s internal audit function.

As of December 31, 2025, no risk from cybersecurity threats, including as a result of any previous cybersecurity incidents, has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have implemented controls to protect our data and information systems and monitor our systems on an ongoing basis, such efforts may not prevent material compromises to our information systems in the future, including those that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents, and we consult with our consultants that perform the Company’s internal audit function regarding opportunities and enhancements to strengthen our policies and procedures.

We do not retain any confidential information from our customers. While we have control over our corporate information systems, we do not manage hotel operations and the day-to-day operation of our properties, including many of the information systems used at the hotels. Controls over these systems are maintained by our hotel managers and, where applicable, our franchisors. Although we set expectations for our hotel managers and our franchisors, we rely on them to manage the cybersecurity risk to which they are subject. Our hotel managers maintain separate cybersecurity insurance coverage to offset a portion of potential costs incurred from a security breach.

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

Item 2. Properties

As of December 31, 2025, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR in Part II of this Annual Report on Form 10-K):

	Number of		Occupancy	ADR	RevPAR		Occupancy	ADR	RevPAR		Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2025	2025	2025		2024	2024	2024		2023	2023	2023
The DeSoto, Savannah, Georgia	246		67.9%	$207.62	$141.05		72.4%	$209.24	$151.51		69.2%	$211.26	$146.23
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		63.7%	$136.69	$87.12		67.7%	$140.85	$95.29		70.0%	$148.42	$103.90
DoubleTree by Hilton Laurel, Laurel, Maryland	208		61.4%	$123.34	$75.72		57.1%	$128.94	$73.67		57.8%	$127.29	$73.55
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		66.1%	$131.98	$87.17		64.7%	$139.27	$90.15		61.7%	$141.15	$87.13
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		67.5%	$190.35	$128.52		67.9%	$187.58	$127.35		59.9%	$201.48	$120.70
Georgian Terrace, Atlanta, Georgia	326		54.6%	$183.57	$100.32		57.8%	$177.93	$102.85		52.2%	$194.12	$101.33
Hotel Alba Tampa, Tapestry Collection by Hilton, Tampa, Florida	222		73.1%	$178.06	$130.22		78.1%	$175.16	$136.76		77.8%	$177.00	$137.75
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		71.7%	$187.39	$134.40		72.3%	$185.96	$134.46		69.2%	$186.91	$129.39
Hyatt Centric Arlington, Arlington, Virginia	318		73.3%	$204.11	$149.54		77.0%	$209.44	$161.35		74.5%	$207.98	$154.99
The Whitehall, Houston, Texas	259		59.4%	$148.86	$88.43		59.4%	$153.50	$91.21		44.1%	$159.13	$70.25
Wholly-Owned Properties Total	2,786
Condominium Hotels
Lyfe Resort & Residences	47	(1)	58.5%	$281.76	$164.73	(1)	60.7%	$297.70	$180.77	(1)	51.9%	$345.39	$179.23
Hyde Beach House Resort & Residences	65	(1)	62.1%	$267.09	$165.85	(1)	62.6%	$271.51	$169.89	(1)	46.4%	$305.56	$141.93
Total Hotel & Participating Condominium Hotel Rooms	2,898

(1)
We own the hotel commercial unit and operate a rental program. Reflects only those condominium units that were participating in the rental program as of December 31, 2025. At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock traded on Nasdaq under the symbol “SOHO”. In connection with the consummation of the Merger, the final day of trading of the Company’s common stock was February 12, 2026.

Stockholder Information

As of April 1, 2026, there was one holder of record of the Company’s common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the Company during 2025.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during 2025.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose offering partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of April 1, 2026, there were two (2) holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc., which owned more than 99.9% of the outstanding general and limited partnership units as well as 100.0% of the preferred partnership units.

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

There were no sales of unregistered securities in the Operating Partnership during 2025.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during 2025.

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

In March 2020, as a result of the impact of COVID-19 on our business, our board of directors suspended our common and preferred stock dividends. On January 24, 2023, the Company resumed quarterly distributions to holders of its preferred stock with five payments made in 2023, four payments made in 2024 and two payments made in 2025. We anticipate that our board of directors will re-evaluate our dividend policy on an ongoing basis. As of April 1, 2026, distributions on our preferred stock are in arrears for the last fourteen quarterly payments. No dividends may be paid on our common stock until such time as the preferred stock distributions are made current.

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

The Company did not pay any common stock dividends in 2025 or 2024. As of December 31, 2025, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of approximately $2.1 million.

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its preferred shares to the Company’s preferred stockholders for fiscal years 2025 and 2024. The same table sets forth the Operating Partnership’s distributions per preferred partnership units for fiscal years 2023 and 2024:

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

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
March 2024	June 30, 2021	March 13, 2024	$0.500000	100.00%	0.00%
June 2024	September 30, 2021	June 13, 2024	$0.500000	100.00%	0.00%
September 2024	December 31, 2021	September 12, 2024	$0.500000	100.00%	0.00%
December 2024	March 31, 2022	December 13, 2024	$0.500000	100.00%	0.00%
March 2025	June 30, 2022	March 14, 2025	$0.500000	100.00%	0.00%
June 2025	September 30, 2022	June 16, 2025	$0.500000	100.00%	0.00%

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
March 2024	June 30, 2021	March 13, 2024	$0.492188	100.00%	0.00%
June 2024	September 30, 2021	June 13, 2024	$0.492188	100.00%	0.00%
September 2024	December 31, 2021	September 12, 2024	$0.492188	100.00%	0.00%
December 2024	March 31, 2022	December 13, 2024	$0.492188	100.00%	0.00%
March 2025	June 30, 2022	March 14, 2025	$0.492188	100.00%	0.00%
June 2025	September 30, 2022	June 16, 2025	$0.492188	100.00%	0.00%

Dividend (Distribution) Payments - Series D Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
March 2024	June 30, 2021	March 13, 2024	$0.515625	100.00%	0.00%
June 2024	September 30, 2021	June 13, 2024	$0.515625	100.00%	0.00%
September 2024	December 31, 2021	September 12, 2024	$0.515625	100.00%	0.00%
December 2024	March 31, 2022	December 13, 2024	$0.515625	100.00%	0.00%
March 2025	June 30, 2022	March 14, 2025	$0.515625	100.00%	0.00%
June 2025	September 30, 2022	June 16, 2025	$0.515625	100.00%	0.00%

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States. The Company may also opportunistically acquire hotels throughout the United States. For the years ended December 31, 2025, 2024 and 2023, we made no acquisitions and had no dispositions of hotel properties.

As of December 31, 2025, our hotel portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels with an aggregate total of 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. Seven (7) of our hotels operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, and three (3) operate as independent hotels. As of December 31, 2025, our portfolio consisted of the following hotel properties:

	Number				Chain/Class
Property	of Rooms		Location	Date of Acquisition	Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Lyfe Resort & Residences (2)	47	(3)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	65	(3)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,898
(1)
Operated as an independent hotel.
(2)
On December 31, 2025, the Company entered into a settlement agreement to convey its interest in the hotel commercial condominium unit at the Lyfe Resort & Residences and assign its interest in the hotel condominium unit rental program. The Company assigned its interest in the rental program effective February 1, 2026 and anticipates conveyance of the condominium unit to occur before May 1, 2026.
(3)
We own the hotel commercial unit and operate a hotel condominium unit rental program. Reflects only those hotel condominium units that were participating in the rental program as of December 31, 2025. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating hotel condominium unit as a “room.”

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and currently owns more than a 99.9% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees that are wholly-owned subsidiaries of the Operating Partnership, which then engage an eligible independent contractor to operate the hotels under a management agreement. For the years ended December 31, 2025, 2024 and 2023, Our Town was engaged by our TRS Lessees to operate our hotels. Our TRS Lessees, and their parent, MHI Holding (MHI Hospitality TRS Holding, Inc.), are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Holding are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on its taxable income.

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

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (such as housekeeping services, laundry, utilities, room supplies, franchise fees, management fees, credit card commissions and reservations expenses), but could also result in increased non-room revenue from the hotel’s restaurant, banquet or parking facilities. Changes in RevPAR that are primarily driven by changes in ADR typically have a greater impact on operating margins and profitability as they do not generate all the additional variable operating costs associated with higher occupancy. When calculating composite portfolio metrics, we include available rooms at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences that participate in our rental programs and are not reserved for owner-occupancy.

We also use Funds from Operations ("FFO"), Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

The following table illustrates the key operating metrics for the years ended December 31, 2025 and 2024 for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the ten wholly-owned hotel properties that were under our control during all of 2025 (“actual” properties).

	Twelve Months Ended December 31, 2025		Twelve Months Ended December 31, 2024
	Composite	Actual	Composite	Actual
Occupancy %	65.6%	65.8%	67.2%	67.4%
ADR	$174.63	$171.03	$177.56	$173.25
RevPAR	$114.52	$112.50	$119.26	$116.78

Revenue. Total revenue for the year ended December 31, 2025 was approximately $176.4 million, a decrease of approximately $5.5 million, or 3.0%, from total revenue for the year ended December 31, 2024 of approximately $181.9 million. There was an aggregate decrease in total revenue of approximately $6.0 million from eight of our properties, offset by an increase of approximately $0.5 million, at four of our properties. The overall decreases in revenue are reflected individually in room revenues, food and beverage revenues and other operating revenues, as noted below:

Room revenues at our properties for the year ended December 31, 2025 decreased approximately $4.7 million, or 3.9%, to approximately $114.4 million compared to room revenues for the year ended December 31, 2024 of approximately $119.1 million Two of our properties experienced increased room revenue by approximately $0.2 million, offset by a decrease of approximately $4.9 million at our other properties. Occupancy decreased by 2.4% for the year ended December 31, 2025, compared to the same period in 2024, as a result of decreases in transient consumers, group business, and other business travel. ADR also decreased 1.3% in 2025 compared to 2024.

Food and beverage revenues at our properties for the year ended December 31, 2025 decreased approximately $0.1 million, or 0.5%, to approximately $36.5 million compared to food and beverage revenues of approximately $36.6 million for the year ended December 31, 2024, with a majority of our properties experiencing decreased demand for food and beverage services as a result of decreased occupancy as well as a decrease in meetings, banqueting and catering from the group business segment. The decrease in food and beverage revenues for the year ended December 31, 2025, resulted from an aggregate decrease of approximately $1.4 million from six of our properties, offset by an increase in food and beverage revenue of approximately $1.3 million at the other four properties.

Other operating revenues for the year ended December 31, 2025 decreased approximately $0.7 million, or 2.5%, to approximately $25.5 million compared to other operating revenues for the year ended December 31, 2024 of approximately $26.2 million. A decrease of approximately $1.9 million in other operating revenues was realized at six of our properties was offset by increases of approximately $1.2 million at the remaining six properties.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, decreased approximately $1.2 million, or 0.8%, for the year ended December 31, 2025 to approximately $133.9 million compared to hotel operating expenses for the year ended December 31, 2024 of approximately $135.1 million. The aggregate decrease of approximately $1.2 million in hotel operating expenses for the twelve months ended December 31, 2025, is directly related to the decrease in hotel occupancy and gross revenue.

Rooms expense at our properties for the year ended December 31, 2025 decreased approximately $0.7 million, or 2.4%, to approximately $26.7 million compared to rooms expense of approximately $27.4 million for the year ended December 31, 2024. The decrease in rooms expense for the year ended December 31, 2025, resulted from an aggregate decrease of approximately $0.8 million from seven of our hotel properties, offset by an increase of approximately $0.1 million from the remaining hotel properties.

Food and beverage expenses at our properties for the year ended December 31, 2025 increased approximately $0.2 million, or 0.7%, to approximately $25.6 million compared to food and beverage expense of approximately $25.4 million for the year ended December 31, 2024. The net increase in food and beverage expenses for the twelve months ended December 31, 2025, resulted from an aggregate increase of approximately $0.9 million at four of our hotels, offset by a decrease of approximately $0.7million from the remaining hotel properties.

Expenses from other operating departments decreased approximately $0.2 million, or 2.6%, to approximately $9.2 million for the year ended December 31, 2025, compared to expenses from other operating departments of approximately $9.4 million for the year ended December 31, 2024. The decrease in expenses from other operating departments for the twelve months ended December 31, 2025, resulted from aggregate decreases at six of our properties by approximately $0.4 million, which were offset by increases in other operating expenses of approximately $0.2 million from our remaining properties.

Indirect expenses at our properties for the year ended December 31, 2025 decreased approximately $0.4 million, or 0.6%, to approximately $72.4 million compared to indirect expenses of approximately $72.8 million for the year ended December 31, 2024. The increase in utilities, property taxes and insurance for the twelve months ended December 31, 2025, were offset by decreases in other indirect expenses.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2025 increased by approximately $0.3 million or 1.4%, to approximately $19.7 million, compared to depreciation and amortization expense of approximately $19.4 million for the year ended December 31, 2024.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2025 increased approximately $2.0 million, or 29.4%, to approximately $8.8 million compared to corporate general and administrative expenses of approximately $6.8 million for the year ended December 31, 2024. The increase in corporate general and administrative expenses was mainly due to expenses related to the Merger, which were expensed as incurred.

Interest Expense. Interest expense for the year ended December 31, 2025 increased approximately $3.9 million, or 18.8%, to approximately $24.8 million, compared to approximately $20.9 million of interest expense for the year ended December 31, 2024. The increase in interest expense for the twelve months ended December 31, 2025, was substantially related to the imputed interest on the finance lease obligation on the Hyatt Centric Arlington. Additionally, we had increased interest expense related to new indebtedness in mid-2024, on the DoubleTree by Hilton Jacksonville Riverfront and The DeSoto and a refinance of the mortgage on the DeSoto in September 2025. Lastly, we incurred default interest on the mortgages on The Georgian Terrace beginning in June 2025 and on the DoubleTree Resort by Hilton Hollywood Beach beginning in October 2025.

Interest Income. Interest income for the year ended December 31, 2025, decreased approximately $0.4 million, or 63.5%, to approximately $0.3 million compared to approximately $0.7 million of interest income for the year ended December 31, 2024. The decrease in interest income for the twelve months ended December 31, 2025, was substantially related to decreases in cash balances in interest-bearing accounts.

Loss on Early Extinguishment of Debt. The loss for the year ended December 31, 2025 relates to the refinance of the mortgage on the DeSoto, resulting in a loss on early extinguishment of debt consisting of a prepayment penalty and the write-off of unamortized origination costs which totaled approximately $0.5 million. The loss for the year ended December 31, 2024 relates to the refinance of the mortgage on the Hotel Alba, resulting in a loss on early extinguishment of debt consisting of the write-off of unamortized origination costs, which totaled approximately $0.2 million.

Net Gain on Involuntary Conversion of Assets. The net gain on involuntary conversion of assets for the year ended December 31, 2025 relates to insurance proceeds received for the replacement of components of our hotel properties in Jacksonville, Florida and Tampa, Florida affected by casualties including Hurricane Helene in September 2024 which totaled approximately $4.0 million. Gain on involuntary conversion of assets for the year ended December 31, 2024 relates to insurance proceeds received for the replacement of components of our hotel properties at our properties in Jacksonville, Florida and Hollywood, Florida.

Income Tax (Expense) Benefit. We had income tax expense of approximately $0.1 million for the year ended December 31, 2025, compared to an income tax provision of approximately $0.1 million, for the year ended 2024. MHI TRS realized an operating loss for each of the years ended December 31, 2025 and 2024, respectively.

Net Income (Loss). We realized a net loss for the year ended December 31, 2025 of approximately $7.8 million compared to net income of approximately $1.2 million for the year ended December 31, 2024, as a result of the operating results discussed above.

Distributions to Preferred Stockholders. During the year ended December 31, 2025, we accounted for undeclared distributions to preferred stockholders of approximately $8.0 million, compared to undeclared distributions to preferred stockholders of approximately $8.0 million for the year ended December 31, 2024.

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

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2024 decreased approximately $0.3 million, or 4.1%, to approximately $6.8 million compared to corporate general and administrative expenses of approximately $7.1 million for the year ended December 31, 2023. The decrease in corporate general and administrative expenses was mainly due to decreases in professional fees and legal fees offset by an increase in audit fees.

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

Net Gain on Involuntary Conversion of Assets. The net gain on involuntary conversion of assets decreased approximately $0.9 million, to approximately $0.5 million for the year ended December 31, 2024 from approximately $1.4 million, for the year ended December 31, 2023. The gains were related to casualties at our properties in Savannah, Georgia, Arlington, Virginia, Jacksonville and Hollywood, Florida.

Income Tax (Expense) Benefit. We had income tax expense of approximately $0.1 million for the year ended December 31, 2024, compared to an income tax benefit of approximately $0.3 million, for the year ended 2023. MHI TRS realized an operating loss for each of the years ended December 31, 2024 and 2023, respectively.

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

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage or other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of December 31, 2025, we had unrestricted cash of approximately $7.0 million and restricted cash of approximately $21.5 million. Our net decrease in cash for the year ended December 31, 2025, was approximately $0.2 million, generally consisting of net cash flow used in investing activities.

Operating Activities. Our cash provided by operating activities for the year ended December 31, 2025, was approximately $10.3 million. Our cash provided by operating activities for the year ended December 31, 2024, was approximately $25.9 million. Our cash provided by operating activities for the year ended December 31, 2023, was approximately $21.4 million. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the year ended December 31, 2025 was approximately $10.7 million. Of this amount approximately $14.9 million was used for capital expenditures, including the replacement and refurbishment of furniture, fixtures and equipment offset by insurance proceeds of approximately $4.2 million.

Our cash used in investing activities for the year ended December 31, 2024, was approximately $14.1 million. Of this amount approximately $14.6 million was used for capital expenditures, including the replacement and refurbishment of furniture, fixtures and equipment offset by insurance proceeds of approximately $0.5 million.

Our cash used in investing activities for the year ended December 31, 2023, was approximately $6.7 million. Of this amount approximately $8.2 million was used for capital expenditures, including the replacement and refurbishment of furniture, fixtures and equipment offset by insurance proceeds of approximately $1.3 million.

Financing Activities. Our cash provided by financing activities for the year ended December 31, 2025, was approximately $0.2 million. During the year ended December 31, 2025, the Company and Operating Partnership received proceeds of $42.0 million from the refinance of the mortgage loan on The DeSoto, received proceeds of $7.5 million from a new line of credit and made scheduled principal payments and other prepayments on its mortgages of approximately $43.4 million, paid approximately $0.7 million in unsecured notes, and paid approximately $1.2 million in deferred financing costs. We also paid distributions to preferred stockholders of approximately $4.0 million.

During the year ended December 31, 2024, cash used in financing activities was approximately $9.3 million. The Company and Operating Partnership received proceeds of $66.3 million from the refinance of the DoubleTree by Hilton Philadelphia and the Hotel

Alba mortgage loans, made scheduled principal payments on its mortgages of approximately $65.0 million, paid approximately $1.7 million in deferred financing costs, and made scheduled principal payments of approximately $0.9 million on its unsecured notes. We received a redemption payment from the interest rate swap on the refinance of the Hotel Alba mortgage loan for approximately $1.0 million. We also paid distributions to preferred stockholders in the amount of approximately $8.0 million.

During the year ended December 31, 2023, cash used in financing activities was approximately $15.8 million. The Company and Operating Partnership received proceeds of $2.7 million from the refinance of the DoubleTree by Hilton Laurel mortgage loan, made scheduled principal payments on its mortgages of approximately $7.3 million, paid approximately $0.5 million in deferred financing costs, and made scheduled principal payments of approximately $0.7 million on its unsecured notes. We also paid distributions to preferred stockholders in the amount of approximately $10.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In anticipation of renovations and improvements at our properties in conjunction with product improvement programs (“PIP”s) that will be required by one or more of our franchisors in the coming years, we intend to reduce expenditures for the routine replacement of furniture, fixtures and equipment from historical levels and anticipate total capital expenditures for 2026 to be approximately $3.5 million.

We expect a substantial portion of our capital expenditures for the routine replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to most of our hotels. Under the mortgages to which we were subject on December 31, 2025, we were required to deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall, Hotel Alba, and the Georgian Terrace, as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington on a monthly basis. With the refinance of our indebtedness on February 12, 2026, we are required to deposit an amount equal to 4.0% of gross revenue with the respective lender for each of our hotels.

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

In October 2024, we renewed the franchise license for the DoubleTree by Hilton Philadelphia Airport, subject to a product improvement plan. We expect total capital expenditures related to the renovation of that property of approximately $11.8 million as a condition to the renewal of our franchise license. As of December 31, 2025, we had incurred costs totaling approximately $5.3 million.

We expect total capital expenditures related to the renovation of our property in Jacksonville, Florida of approximately $14.6 million, as a condition to the renewal of our franchise license. As of December 31, 2025, we had incurred costs totaling approximately $2.3 million.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents and restricted cash of approximately $28.5 million, of which approximately $21.5 million was in restricted reserve accounts for cash collateral, capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or secured notes).

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

On February 12, 2026, we completed the transaction with the Parent Parties contemplated by the Merger Agreement. Upon completion of the Merger, we survived as a wholly owned subsidiary of Parent and the separate existence of the Merger Sub ceased. As a result of the Merger, limited partnership units which we did not own were purchased by an affiliate of Parent for the same per share Merger Consideration that each share of Company Common Stock received pursuant to the Merger Agreement. In connection with the Merger, we received approximately $21.2 million in additional paid-in-capital.

On February 12, 2026, in connection with the consummation of the Merger and as required by the Merger Agreement, Andrew M. Sims resigned as Chairman of the Board of Directors of the Company, David R. Folsom resigned as the President and Chief Executive Officer of the Company, Anthony E. Domalski resigned as the Vice President, Chief Financial Officer and Secretary of the Company, Scott M. Kucinski resigned as the Executive Vice President and Chief Operating Officer of the Company, and Robert E. Kirkland IV resigned as General Counsel and Chief Compliance Officer of the Company. Messrs. Sims, Folsom, Domalski, Kucinski and Kirkland received payments in accordance with the change of control provision of their respective employment agreements totaling approximately $7.3 million.

On February 12, 2026, in connections with the Merger and pursuant to the Asset Purchase Agreement between Our Town and Parent, we terminated the OTH Master Management Agreement and each OTH Hotel Management Agreement. Termination fees totaled $9.7 million.

On February 12, 2026, we secured an approximately $243.0 million mortgage loan on the DoubleTree by Hilton Laurel, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront, The Georgian Terrace, The Whitehall, Hotel Ballast, DoubleTree Resort by Hilton Hollywood Beach, and Hyatt Centric Arlington with various affiliates of Apollo Global Management, Inc. The loan may be increased to as much as $308.0 million pursuant to certain terms and provisions including the pledge of additional collateral. Pursuant to the loan documents, the mortgage loan: (i) has an initial term of 3 years term maturing on February 12, 2029 with two (2) extension options of one (1) year each, subject to certain terms and conditions; (ii) requires monthly payments of interest at a floating interest rate of SOFR plus 3.60%; (iii) is guaranteed by an affiliate of Parent; (iv) cannot be prepaid in whole or in part before August 1, 2027 without penalty; (v) required the Company to enter into an interest-rate cap agreement with (A) a notional amount equal to the balance of the loan; (B) a strike rate of 5.50% indexed to SOFR and (C) a term expiring no later than the maturity date of the loan; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan. Proceeds of the loan were used to repay existing indebtedness.

On February 12, 2026, in connection with the Merger, we secured an approximately $26.7 million loan with an affiliate of Ascendant Capital Partners LP. The loan may be increased to as much as $45.0 million pursuant to certain terms and conditions. Pursuant to the loan documents, the loan: (i) has an initial term of four (4) years term maturing on February 12, 2030 with one (1) extension option of one (1) year, subject to certain terms and conditions; (ii) requires quarterly payments of interest at a fixed rate of 16.0% for the first year of the loan term, increasing to 16.25% for the second year of the loan term, and increasing to 16.50% for the remainder of the loan term; (iii) is guaranteed by an affiliate of Parent; (iv) requires mandatory partial prepayment coincident with the sale of property collateralized by the mortgage loan with affiliates of Apollo Global Management, Inc.; and (vi) contains customary representations, warranties, covenants and events of default for a mezzanine loan. Proceeds of the loan were used to repay existing indebtedness.

On March 24, 2026, we received additional proceeds from the mortgage loan with affiliates of Apollo Global Management Inc. in the amount of $15.0 million; additional proceeds from the loan with an affiliate of Ascendant Capital Partners LP in the amount of approximately $13.3 million; and proceeds of approximately $22.7 million from our sole stockholder. The equity proceeds were contributed to the Operating Partnership.

On March 25, 2026, we redeemed in connection with the Merger, holders of 1,188,042 shares of the Company’s Series B Preferred Stock exercised their Change of Control Conversion Right described in the Articles Supplementary. The Company canceled the shares in exchange for approximately $22.2 million. Additionally, holders of 1,202,415 shares of the Company’s Series C Preferred Stock exercised their Change of Control Conversion Right described in the Articles Supplementary. The Company canceled the shares in exchange for approximately $23.0 million. Lastly, holders of 820,066 shares of the Company’s Series D Preferred Stock exercised their Change of Control Conversion Right described in the Articles Supplementary. The Company canceled the shares in exchange for approximately $13.7 million.

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended.

Mortgage Debt

As of December 31, 2025, we had a principal mortgage debt balance of approximately $315.2 million. The following table sets forth our mortgage debt obligations on our hotels:

	December 31,	Prepayment	Maturity	Amortization
Property	2025	Penalties	Date	Provisions	Interest Rate
The DeSoto (1)	$42,000,000	Yes	10/6/2030	(1)	7.13%
DoubleTree by Hilton Jacksonville Riverfront (2)	25,592,100	None	7/8/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (3)	10,000,000	(3)	5/6/2028	(3)	7.35%
DoubleTree by Hilton Philadelphia Airport (4)	35,915,488	None	4/29/2026	(4)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (5)	48,966,397	None	(5)	30 years	4.91%
Georgian Terrace (6)	33,469,112	None	6/1/2026	30 years	4.42% (6)
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	35,000,000	(7)	3/6/2029	(7)	8.49%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	28,742,014	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	44,118,386	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	13,486,401	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	317,289,898
Deferred Financing Costs, Net	(2,090,036)
Total Mortgage Loans, Net	$315,199,862

(1)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the loan term.
(2)	The note provides for an initial tranche in the amount of $26.25 million and a renovation tranche in the amount of $9.49 million.
(3)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the loan term.
(4)

The note requires payments of interest only. On May 3, 2024, we entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on May 1, 2026.

(5)	The note matured on October 1, 2025 went into default. The Company subsequently entered into discussion with the special servicer for an extension.
(6)

The note matured on June 1, 2025 and went into default. On December 16, 2025, obtained a 1-year extension to June 1, 2026. Principal and interest are payable monthly, with default interest accruing through the maturity date.

(7)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the term.
(8)	The note amortizes on a 25-year schedule after an initial interest-only period of one year and cannot be prepaid without penalty until the last four months of the loan term.
(9)	The note cannot be prepaid without penalty until the final 4 months of the term.
(10)	The note bears a floating interest rate of New York Prime Rate plus 1.25%, with a floor of 7.50%.

As discussed in Liquidity and Capital Resources, on February 12, 2026, we secured an approximately $243.0 million mortgage loan on the DoubleTree by Hilton Laurel, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront, The Georgian Terrace, The Whitehall, Hotel Ballast, DoubleTree Resort by Hilton Hollywood Beach, and Hyatt Centric Arlington with various affiliates of Apollo Global Management, Inc. The loan may be increased up to $308.0 million pursuant to certain terms and provisions including the pledge of additional collateral. Pursuant to the loan documents, the mortgage loan: (i) has an initial term of 3 years term maturing on February 12, 2029 with two (2) extension options of one (1) year each, subject to certain terms and conditions; (ii) requires monthly payments of interest at a floating interest rate of SOFR plus 3.60%; (iii) is guaranteed by an affiliate of Parent; (iv) cannot be prepaid in whole or in part before August 1, 2027 without penalty; (v) required the Company to enter into an interest-rate cap agreement with (A) a notional amount equal to the balance of the loan; (B) a strike rate of 5.50% indexed to SOFR and (C) a term expiring no later than the maturity date of the loan; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan. Proceeds of the loan were used to repay existing indebtedness.

On March 24, 2026, we received additional proceeds from the mortgage loan with affiliates of Apollo Global Management Inc. in the amount of $15.0 million. Proceeds of the loan were used to pay a portion of the amounts due holders of preferred stock that exercised their Change of Control Conversion Right.

On April 8, 2026, we accessed approximately $35.0 million in additional proceeds from the mortgage loan with affiliates of Apollo Global Management Inc. when Tampa Hotel Associates LLC became an additional borrower as owner of the Hotel Alba, which became one of the Subject Hotels. The proceeds were used to repay the existing indebtedness on the Hotel Alba.

On February 12, 2026, in connection with the Merger, we secured an approximately $26.7 million loan with an affiliate of Ascendant Capital Partners LP. The loan may be increased up to $45.0 million pursuant to certain terms and conditions. Pursuant to the loan documents, the loan: (i) has an initial term of four (4) years term maturing on February 12, 2030 with one (1) extension option of one (1) year, subject to certain terms and conditions; (ii) requires quarterly payments of interest at a fixed rate of 16.0% for the first year of the loan term, increasing to 16.25% for the second year of the loan term, and increasing to 16.50% for the remainder of the loan term; (iii) is guaranteed by an affiliate of Parent; (iv) requires mandatory partial prepayment coincident with the sale of property collateralized by the mortgage loan with affiliates of Apollo Global Management, Inc.; and (vi) contains customary representations, warranties, covenants and events of default for a mezzanine loan. Proceeds of the loan were used to repay existing indebtedness.

On March 24, 2026, we received additional proceeds from the loan with an affiliate of Ascendant Capital Partners LP in the amount of approximately $13.3 million. Proceeds of the loan were used to pay a portion of the amounts due holders of preferred stock that exercised their Change of Control Conversion Right.

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

As described in “Liquidity and Capital Resources,” as of December 31, 2025, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception (i) a payment at maturity default on the non-recourse mortgage on the Georgian Terrace; (2) a payment at maturity default on the mortgage the on the DoubleTree Resort by Hilton Hollywood Beach ; and (iii) a covenant default on the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. On February 12, 2026, each of these loans was repaid.

Certain of our loan agreements, including our new loan agreement with affiliates of Apollo Global Management, Inc., contain “cash trap” provisions that may be triggered if the performance of our hotels declines below a certain threshold. At December 31, 2025, we continued to meet the provisions under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach as well as the mortgage secured by The Georgian Terrace, which required substantially all the revenue generated by these hotels to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”. On February 12, 2026, these two mortgage loans were repaid and the respective cash management periods terminated.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2025, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$360,417	$135,442	$117,198	$107,777	$-
Line of credit	7,500	7,500	-	-	-
Ground, building, parking garage, office and equipment leases	101,570	2,455	4,873	4,614	89,628
Totals	$469,487	$145,397	$122,071	$112,391	$89,628

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

Distributions to Preferred Stockholders and Holders of Preferred Partnership Units in the Operating Partnership. On January 24, 2023, the Company announced that it will resume quarterly distribution to holders of our preferred stock and set a record date of February 28, 2023 with a payment date of March 15, 2023.

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

As of December 31, 2025, the amount of cumulative unpaid dividends on our outstanding preferred shares was approximately $25.9 million, of which approximately $2.0 million has been declared. The aggregate liquidation preference with respect to our outstanding preferred shares was approximately $123.3 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

Pursuant to the exercise of the Change of Control Conversion Right by holders of Series B, Series C and Series D preferred stock, the amount of cumulative unpaid dividends as of April 1, 2026, has been reduced to approximately $5.4 million, of which approximately $0.4 million has been declared. The aggregate liquidation preference with respect to our outstanding preferred shares has been reduced to approximately $24.1 million.

Inflation

We generate revenues primarily from lease payments from our TRS Lessees and net income from the operations of our TRS Lessees. Therefore, we rely primarily on the financial performance of properties in our portfolio and the ability of the management company to increase revenue and to keep pace with inflation. Operators of hotels, in general, possess the ability to adjust room rates daily to keep pace with inflation. However, competitive pressures at some or all of our hotels may limit the ability of the management company to raise room rates.

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

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of a hotel property may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse permanent changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs a recoverability analysis to determine if the estimated undiscounted future cash flows from operating activities and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the hotel property, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

As of December 31, 2025, the Company determined that its investment in the hotel commercial condominium unit at the Lyfe Resort to be impaired based on the consideration to be received pursuant a settlement agreement with the condominium association. Accordingly, the Company recognized an impairment loss of approximately $1.3 million for the year ended December 31, 2025. No impairment loss was recognized for the year ended December 31, 2024.

Income Taxes. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS Entities, which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2025, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of December 31, 2025 and 2024, deferred tax assets each totaled $0, respectively.

As of December 31, 2025, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2025. In addition, as of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of available NOL carryforwards, generally include 2014 through 2025.

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

We further adjust FFO attributable to common stockholders and unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments, loss on early extinguishment of debt, gain on extinguishment of preferred stock, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, management contract termination costs, operating asset depreciation and amortization, gain or loss on a change in control, ESOP and stock compensation expenses, negative lease amortization on our finance ground lease obligation and acquisition costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2025, 2024, and 2023.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Net (loss) income	$(7,779,133)	$1,179,854	$3,809,711
Depreciation and amortization - real estate	19,600,615	19,321,684	18,735,804
Impairment of investment in hotel properties held for sale	1,310,308	—	-
Gain on disposal of assets	—	(4,400)	(4,700)
Distributions to preferred stockholders	(7,977,251)	(7,977,250)	(7,977,250)
Net gain on involuntary conversion of assets	(3,985,417)	(502,808)	(1,371,041)
FFO attributable to common stockholders and unitholders	$1,169,122	$12,017,080	$13,192,524
Amortization	58,287	59,222	52,944
ESOP and stock - based compensation	424,117	497,500	559,220
Unrealized loss (gain) on hedging activities	(131,803)	937,783	737,682
Negative lease amortization	830,373	536,758	—
Loss on early debt extinguishment	463,195	241,878	—
Acquisition costs	2,059,731	—	—
Adjusted FFO attributable to common stockholders and unitholders	$4,873,022	$14,290,221	$14,542,370

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax expense or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early debt extinguishment, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and their operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the years ended December 31, 2025, 2024, and 2023.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Net (loss) income	$(7,779,133)	$1,179,854	$3,809,711
Interest expense	24,799,871	20,882,681	17,588,091
Interest income	(252,961)	(692,756)	(802,183)
Income tax expense (benefit)	50,120	132,491	(304,947)
Depreciation and amortization	19,658,902	19,380,906	18,788,748
Impairment of investment in hotel properties, net	1,310,308	-	-
Realized and unrealized (gain) loss on hedging activities	(131,803)	(104,211)	737,682
Loss on early debt extinguishment	463,195	241,878	—
Gain on disposal of assets	—	(4,400)	(4,700)
PPP loan forgiveness	—	—	(275,494)
Other income	(467,599)	(489,267)	(456,388)
Net gain on involuntary conversion of assets	(3,985,417)	(502,808)	(1,371,041)
Corporate general and administrative expenses	8,786,311	6,788,460	7,078,222
Hotel EBITDA	$42,451,794	$46,812,828	$44,787,701

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

As of December 31, 2025, we had approximately $242.3 million of fixed-rate debt with a weighted-average interest rate of 5.83%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically changes in the 1-month SOFR and in Prime Rate, except for a $26.0 million portion of the mortgage on the DoubleTree by Hilton Philadelphia which is subject to a cap on SOFR of 3.00%. Assuming that the aggregate amount outstanding on our line of credit and the mortgages on our Philadelphia, Pennsylvania, Jacksonville, Florida and Houston, Texas hotels remains at approximately $82.5 million, the balance at December 31, 2025, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month SOFR and the Prime Rate, would be approximately $0.6 million.

As of December 31, 2024, had approximately $243.6 million of fixed-rate debt, including the PPP Loans of $0.7 million, with a fixed rate of 1.0% and approximately $75.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 5.39%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically changes in the 1-month SOFR and in Prime Rate, except for a $26.0 million portion of the mortgage on the DoubleTree by Hilton Philadelphia which is subject to a cap on SOFR of 3.00%. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania, Jacksonville, Florida and Houston, Texas hotels remains at approximately $75.7 million, the balance at December 31, 2024, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month SOFR and in Prime Rate, would be approximately $0.5 million.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 11, 2025, the Audit Committee approved the dismissal of Forvis Mazars, LLP (“Forvis”) as our independent registered public accounting firm effective immediately.

No accountant’s report on our financial statements for either of the past two (2) fiscal years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years (ended December 31, 2024 and 2023) and from January 1, 2025 through September 11, 2025, there were no disagreements with Forvis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Forvis, would have caused Forvis to make reference thereto in connection with its reports on our financial statements. During this same period, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Forvis with a copy of the foregoing disclosure and requested Forvis to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein.

On September 15, 2025, the Audit Committee approved the appointment and engagement of Cherry Bekaert LLP (“Cherry Bekaert”) as our independent registered public accounting firm for the fiscal year ending December 31, 2025.

During the Company’s two most recent fiscal years (ended December 31, 2024 and 2023) and from January 1, 2025 to the date of this current report on Form 8-K, neither the Company, nor anyone on the Company’s behalf, consulted Cherry Bekaert regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Cherry Bekaert concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item

304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sotherly Hotels Inc. have been detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, does not expect that the disclosure controls and procedures or the internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sotherly Hotels LP have been detected.

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by COSO in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2025, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Information about our Directors, Executive Officers and Corporate Governance

The directors of the Company are elected by the stockholders annually. As of December 31, 2025, the Board consisted of six (6) members as follows:

Name	Position with the Company	Age as of March 31, 2026	History of Service as a Director
David R. Folsom	Director, President and Chief Executive Officer	61	2011 - February 12, 2026
Andrew M. Sims	Chairman of the Board of Directors	69	2004 - February 12, 2026
Maria L. Caldwell	Director	62	2019 - February 12, 2026
G. Scott Gibson IV	Director	60	2017 - February 12, 2026
Walter S. Robertson III	Director	72	2024 - February 12, 2026
Anthony C. Zinni	Director	82	2004 - February 12, 2026

As of February 12, 2026, in connection with the consummation of the Merger and, as required pursuant to the Merger Agreement, David R. Folsom, Andrew M. Sims, Maria L. Caldwell, G. Scott Gibson IV, Walter S. Robertson III and Anthony C. Zinni resigned from and ceased serving on the Company’s Board.

Effective February 12, 2026, the following individuals became officers and directors of the Company following the resignation of the prior directors:

Name	Position with the Company	Age as of March 31, 2026	History of Service as a Director
Zachary Schmidt	Director, Chief Executive Officer	33	February 12, 2026 – Present
William Ryan Pellum	Director, Chief Financial Officer	41	February 12, 2026 – Present
Jay Schulte	Director	33	February 12, 2026 – Present

Biographical Information

The principal business experience of each director and executive officer of the Company as of December 31, 2025 is set forth below.

Directors

David R. Folsom served as Sotherly’s President and Chief Executive Officer until his resignation on February 12, 2026. He was appointed to the position of President in January 2011 and to the position of Chief Executive Officer in January 2020. Mr. Folsom was appointed as a director in 2011. As Chief Executive Officer, Mr. Folsom was responsible for developing and implementing Sotherly’s strategic business plan and managing all aspects of Sotherly’s business. Prior to his appointment as Chief Executive Officer, Mr. Folsom served as Sotherly’s Chief Operating Officer beginning in 2006. Prior to joining Sotherly, Mr. Folsom was Vice President of Paragon Real Estate, a Cleveland-based early-stage real estate venture focusing on distressed multi-family assets in 2005. From 2001 to 2005, he was an investment banker with BB&T Capital Markets, where he served in the Real Estate Securities Group and Debt Capital Markets Groups. While at BB&T, Mr. Folsom participated in over 70 equity, debt and preferred stock offerings, as well as financial advisory on transactions across many industries. He was a member of the lead underwriting team that took Sotherly public in 2004. Mr. Folsom served as a commissioned officer in the U.S. Marine Corps, is a graduate of the U.S. Naval Academy and received a Master of Business Administration degree from Georgetown University. In 2012, Mr. Folsom also acted as an adjunct professor at the College of William and Mary. He was also a director of The Sotherly Foundation, a charitable foundation established by Sotherly to provide assistance to veterans.

Andrew M. Sims served as Sotherly’s Chairman of the Board in such capacity since its inception in August 2004 until his resignation from the Board on February 12, 2026. In addition, Mr. Sims served as Sotherly’s Chief Executive Officer from its inception through December 31, 2019, and as President from its inception through December 31, 2010. He served as President of MHI Hotels Services LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”) from 1995 until August 2004 after serving for seven years as Vice President of Finance and Development. As President of Chesapeake Hospitality, Mr. Sims oversaw company operations as well as the areas of accounting and finance, marketing, development and franchise relations. Mr. Sims has a Bachelor of Science degree in commerce from Washington & Lee University.

Maria L. Caldwell became a director of Sotherly in 2019 and served as a member of Sotherly’s Audit Committee until her resignation from the Board on February 12, 2026. From 2013 to 2024, Ms. Caldwell served as the Chief Legal Officer and Director of Compliance Services of the National Association of State Boards of Accountancy (NASBA), a 110-year-old non-profit corporation that serves as a forum for the 55 boards of accountancy charged with regulating the CPA profession and has served in that capacity and others since 2003. From 1996 to 1999, Ms. Caldwell served as the General Counsel for Sirrom Capital Corporation, where she managed Sirrom’s initial public offering, numerous follow-on public equity and debt offerings, and an aggregate of over $300 million in private loan closings. In addition, she developed and managed the corporate governance program, managed SEC reporting and investor relations, and advised Sirrom’s board on a range of matters. Ms. Caldwell has also practiced law with both Bass, Berry & Sims and Gibson, Dunn & Crutcher in the areas of securities law, mergers and acquisitions, real estate, and corporate law. Ms. Caldwell is a current member of the Tennessee Bar and a former member of the State Bar of California. She received a juris doctor degree from Duke University School of Law and a Bachelor of Arts degree in economics from Fairfield University.

G. Scott Gibson IV, Ph.D., became a director of Sotherly in 2017 and served as chair of Sotherly’s Audit Committee until his resignation from the Board on February 12, 2026. Mr. Gibson joined the faculty of the College of William and Mary’s Mason School of Business in 2005, where he is currently the K. Dane Brooksher Professor of Business. From 2001 until 2005, he was a professor at the Cornell University School of Hotel Administration, where he continues as an online executive education instructor. Since 2005, he has served on the editorial board of Cornell Hotel and Restaurant Administration Quarterly. His research interests include hospitality financing strategies, real estate investment trusts, investor targeting, and conflicts of interest in the delegated investment management industry. His research has appeared in leading hospitality, real estate, and finance journals and in the financial press, including the Wall Street Journal, Financial Times, New York Times, Barons, Business Week, and Bloomberg. He was a professor at the University of Minnesota Carlson School of Management from 1996 to 2001. Prior to his academic career, he worked as an analyst with Fidelity Investments from 1987 to 1988 and as a credit team leader serving Fortune 500 clientele with HSBC Bank from 1988 to 1991. He has a Bachelor of Science degree in finance from Boston College and a Doctor of Philosophy in finance from Boston College.

Walter S. Robertson III became a director of Sotherly in 2024 and served as lead director and chair of Sotherly’s NCGC Committee and a member of Sotherly’s Audit Committee until his resignation from the Board on February 12, 2026. Mr. Robertson is Managing Director and Director of Strategic Development for Brockenbrough, an independent financial services firm. He is primarily responsible for leading client development, client relations, and marketing efforts for the firm's clients. Walter also sits on the firm's five-person executive committee and has over 45 years investment experience. Prior to joining Brockenbrough in 2016, Mr. Robertson served as President and Chief Operating Officer of Sterne Agee and Leach, Inc. He also served as CEO, COO and President of the Private Client Group at BB&T/Scott & Stringfellow from 2001-2012. From 1998 to 2001, Walter served as a Senior Executive Officer, a member of the Executive Committee, and a member of the Board of BB&T Insurance, Inc. Mr. Robertson holds a B.A. in History from Washington and Lee University. Additionally, Mr. Robertson has served on the board of directors of dozens of businesses and philanthropic institutions as a director and leader. He currently sits on the board of directors of the Colonial Williamsburg Foundation, The Boys and Girls Club of Richmond Foundation, The American Civil War Museum, St. Christopher's School, and Westminster Canterbury Foundation.

General Anthony C. Zinni became a director of Sotherly in December 2004 upon completion of its initial public offering and served as a member of Sotherly’s NCGC Committee until his resignation from the Board on February 12, 2026. General Zinni served as a director at BAE Systems from 2001 to 2014 and served as Chief Executive Officer on an interim basis during 2009. General Zinni also served as a director of DynCorp International from 2006-2008 and served as the Executive Vice President of DynCorp International, from July 2008 to December 2008. He retired from the U.S. Marine Corps after 39 years of service in October 2000. During his military career, General Zinni served as the Commanding General, First Marine Expeditionary Force from 1994 to 1996, and as Commander-in-Chief, U.S. Central Command from 1997 to 2000. General Zinni has participated in numerous humanitarian operations and Presidential diplomatic missions. In November 2001, General Zinni was appointed senior adviser and U.S. envoy to the Middle East by Secretary of State Colin Powell. Since November 2000, General Zinni has consulted in the areas of defense, military, national security, foreign policy and regional issues. Since 2008, he has served as a professor at Cornell University. In 2008, he also served as a professor at Duke University. General Zinni received a Bachelor of Arts degree in economics from Villanova University. He also earned a Master of Arts degree in international relations from Salve Regina College, a Master of Science degree in management and supervision from Central Michigan University, and honorary Doctor of Philosophy degrees from both the College of William and Mary and the Marine Maritime Academy.

The principal business experience of each director and executive officer of the Company as of February 12, 2026 is set forth below.

Zachary Schmidt currently serves as the Company’s Chief Executive Officer and as a member of the board of directors. He was appointed to the position of Chief Executive Officer and to the board of directors on February 12, 2026, following the Merger.

Mr. Schmidt joined Kemmons Wilson Companies (“KWC”), an affiliate of Parent, in 2017 and has served in various roles within KWC’s hospitality leadership group, most recently as Head of Portfolio Management. In this role, he is responsible for portfolio-level execution of investment mandates, including underwriting hospitality investments and overseeing asset-level performance alongside the firm’s asset management function. Prior to joining KWC, Mr. Schmidt was an investment banking analyst at Bank of America Merrill Lynch from June 2015 to June 2017. Mr. Schmidt holds a Bachelor of Arts degree in Economics from Dartmouth College.

William Ryan Pellum currently serves as the Company’s Chief Financial Officer and as a member of the board of directors. He was appointed to the position of Chief Financial Officer and to the board of directors on February 12, 2026, following the Merger. Mr. Pellum also currently serves as Chief Operating Officer and Senior Vice President of Finance of KWC Management. Prior to this role, Mr. Pellum served as corporate controller from January 2014 to December 2022. Mr. Pellum’s responsibilities include oversight of enterprise-wide finance functions, including cash management, accounting, audit processes, tax strategy, payroll, and technology systems. He also oversees financial reporting and operational matters for the Kemmons Wilson Hospitality Funds, including internal controls, fund performance, investor reporting, and compliance. Mr. Pellum holds a Bachelor of Business Administration degree in accounting and computer information systems from Delta State University, a Master of Accountancy from the University of Mississippi, and he has been a Certified Public Accountant since 2012.

Jay Schulte is currently a director of the Company. He was appointed to the board of directors on February 12, 2026, following the Merger. Schulte leads the capital deployment strategy for (Kemmons Wilson Hospitality Partners “KWHP”) as Head of Acquisitions. Mr. Schulte joined KWHP in 2018 after serving as a research analyst for Nomura Securities International in New York City from 2015 to 2017. Mr. Schulte’s experience includes more than 35 hospitality investment and development projects, as well as service in financial and operational roles across several Kemmons Wilson-affiliated companies. Mr. Schulte also serves on the boards of certain private entities and charitable organizations primarily focused on leadership development. Mr. Schulte holds his Bachelor of Arts degree in Economics from Dartmouth College.

Executive Officers of the Company Who Are Not Directors

Anthony E. Domalski, age 64, is Sotherly’s Corporate Controller, a position he has held since February 12, 2026, and will continue to hold until May 31, 2026. Mr. Domalski previously served as Sotherly’s Vice President, Secretary, and Chief Financial Officer, the latter being a position to which he was appointed as of January 1, 2013, until his resignation on February 12, 2026. Prior to this role, Mr. Domalski served as Sotherly’s Chief Accounting Officer beginning in May 2005. He joined Sotherly in May 2005 and was appointed an officer by the Board in July 2006. A certified public accountant, he is responsible for financial analysis, cash management, investment, risk management and financial and tax reporting. From 2001 to 2005, Mr. Domalski served as Chief Financial Officer for SwissFone, Inc., a Washington, D.C. based telecommunications company, where he assisted in a management-led buyout of the U.S. international wholesale division from Swisscom, AG. Prior to his tenure at SwissFone, Inc., Mr. Domalski held several other senior financial positions in the telecommunications and hospitality industry and spent nine years at a local public accounting firm. Mr. Domalski is a member of the American Institute of Certified Public Accountants. Mr. Domalski received a Bachelor of Science degree in accounting and finance from the University of Maryland.

Scott M. Kucinski, age 44, is Sotherly’s Executive Vice President and Chief Operating Officer, a position to which he was appointed as of January 1, 2020, and is expected to hold until July 31, 2026. Mr. Kucinski joined the Company in 2004 as Development Analyst, and since 2014 has served as the Company’s Vice President - Operations and Investor Relations. In that role, he has helped oversee the Company’s corporate operations activities including capital markets transactions, acquisitions and dispositions, asset management, investor relations, and compliance matters. Mr. Kucinski received a Bachelor of Arts degree from Washington and Lee University and holds a Masters of Business Administration degree from the Mason School of Business at the College of William and Mary.

Meetings and Certain Committees of the Board

The Board conducts its business through meetings of the Board and through its committees. As of December 31, 2025, the Board had two (2) standing committees: the Nominating, Corporate Governance and Compensation Committee (“NCGC Committee”) and the Audit Committee. During the fiscal year ended December 31, 2025, the Board held 4 (four) regular meetings and 5 (five) special meetings. No director of the Company attended fewer than 75% of the total meetings of the Board and committee meetings on which such Board member served during this period. All of the Company’s directors, except for Mr. Robertson, attended the Company’s 2025 annual meeting of stockholders.

As of February 12, 2026, the Board now acts as a whole in place of the former Audit Committee.

Independent Directors

All of the members of the Audit Committee and the NCGC Committee and a majority of the Board must meet the test of “independence” as defined by the listing standards of the NASDAQ® Stock Market ("NASDAQ"). NASDAQ standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board has a responsibility to make an affirmative determination that a director has no relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment. For the year ending December 31, 2025, the Board has determined that each of directors Caldwell, Gibson, Robertson and Zinni satisfies the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the Board. Therefore, we believe that each of such directors was independent under NASDAQ rules.

For the year ended December 31, 2025, the NCGC Committee comprised directors Mr. Robertson, Ms. Caldwell and General Zinni. Mr. Herschel J. Walker served on the NCGC Committee until October 17, 2025. Subsequently, Ms. Caldwell was appointed to fill the vacancy. All of the members of the NCGC Committee who served during the fiscal year ended December 31, 2025 were determined to be independent in accordance with the listing standards of NASDAQ. This standing committee approved the salary for the Chairman of the Board, the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Vice President and Chief Financial Officer, and the General Counsel. The purpose of the NCGC Committee was to make recommendations to the Board regarding corporate governance policies and practices, recommend criteria for membership on the Board, make recommendations to the Board of potential director nominees, make recommendations to the Board concerning the membership, size and responsibilities of each of the committees, develop general policies relating to compensation and benefits, determine compensation for, and evaluate the performance of, our executive officers and administer our 2022 Long-Term Incentive Plan (the “2022 Plan”). The NCGC Committee met two (2) times in fiscal year 2025. The NCGC Committee adopted a written charter that was reviewed and approved on October 27, 2025, which set forth the specific functions and responsibilities of the committee. The NCGC Committee reviewed and assessed the adequacy of its written charter on an annual basis.

For the year ended December 31, 2025, the Audit Committee, was comprised of directors Gibson, Caldwell and Robertson. The Board determined that G. Scott Gibson IV, chairman of the Audit Committee, qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Board determined that all members of the Audit Committee were independent in accordance with the listing standards of NASDAQ. The Audit Committee met with the Company's independent registered public accounting firm to discuss the annual audit and any related matters. The Audit Committee was further responsible for internal control over financial reporting. The Audit Committee met thirteen (13) times in fiscal year 2025.

All independent directors as of December 31, 2025 continued to serve until their resignations on February 12, 2026.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and the beneficial owners of more than 10.0% of the common stock (each, a “Reporting Person”) to file reports of ownership and changes in ownership of equity securities of the Company with the Commission and to furnish the Company with copies of such reports. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2025. We are not aware of any beneficial owners of more than 10.0% of our common stock other than as disclosed in the Principal Holders Table.

Code of Ethics

The Company has adopted a code of business conduct and ethics, including a conflicts of interest policy that applies to its principal executive officer, principal financial officer, principal accounting officer or controller performing similar functions. We intend to maintain high standards of ethical business practices and compliance with all laws and regulations applicable to our business.

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

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

The Company has adopted an insider trading policy that governs the purchase and sale of the Company's securities by its directors, officers, and key employees, and the policy is designed to promote compliance with insider trading laws, rules and regulations. The Company's policy does not address the Company's trading in its own securities. The Company's insider trading policy is included as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The NCGC Committee is responsible for developing our policies relating to compensation and benefits, determining compensation for, and evaluating the performance of, certain of our executive officers, and administering the 2022 Plan. As of December 31, 2025, the NCGC Committee determines and approves compensation for our Chairman and our Chief Executive Officer, and approves compensation for our Chief Financial Officer as determined by our Chief Executive Officer. These three (3) individuals are our most highly paid executive officers as of December 31, 2025, and we refer to these three (3) executive officers as our named executive officers.

As of December 31, 2025, the NCGC Committee reviews and approves, at least annually, corporate goals and objectives relevant to the compensation of the Chairman and the CEO. The NCGC Committee also:

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
•
Reviews, as the NCGC Committee considers appropriate in setting named executive officer compensation, the Company’s performance and relative stockholder return, compensation at comparable companies, past years’ compensation to the Company’s named executive officers and other relevant factors; and
•
Reviews and approves all employment agreements and amendments, separation and severance agreements and other compensatory contracts, arrangements, perquisites and payments with respect to the Chairman and CEO, and reviews and makes recommendations to the Board regarding all such agreements, contracts, arrangements, perquisites and payments with respect to other executive officers.

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

It was favorably noted by the NCGC Committee that our stockholders approved our executive compensation program at the 2025 annual meeting of the stockholders of the Company. Holders of approximately 6.86 million shares of our common stock, or approximately 79.8% of the total votes cast (without regard to broker non-votes or abstentions), voted for the advisory vote approving executive compensation. The NCGC Committee generally considered the results of the 2025 advisory vote on executive compensation and considered these voting results as supportive of the NCGC Committee’s general executive compensation practices.

The NCGC Committee has not retained or obtained the advice of a compensation consultant.

Elements of our Compensation Plan for Fiscal Year 2025

As of December 31, 2025, elements of compensation for our named executive officers consist principally of base salary, cash performance bonuses, stock awards, and non-discretionary allocations pursuant to the Company’s ESOP. In determining each element of compensation for each named executive officer, the NCGC Committee primarily considers the following elements:

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

For the fiscal year ended December 31, 2025, executive compensation included four main components: (i) annual base salary; (ii) cash bonus (iii) stock awards; and (iv) non-discretionary allocations pursuant to the Company’s ESOP.

Principles and Objective of the Compensation Plan for Fiscal Year 2025

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

All elements

Base Salary

The original base salary amounts of the named executive officers were provided for in their respective employment agreements and are subject to adjustment pursuant to the terms of those agreements. In setting base salaries, and annually considering adjustments, the NCGC Committee uses an evaluation process considering the named executive officer’s position, level and scope of responsibility and an evaluation of base salaries and other benefits of other executive officers of comparable companies, including an analysis of our Company’s current operating results. The 2025 annual base salaries for the named executive officers are provided in the Summary Compensation Table.

Cash Bonus Plan

Under our employment agreements with the named executive officers in effect during fiscal year 2025, each named executive officer is eligible to receive a cash bonus in target amounts between 25%-35% of base salary. The NCGC Committee has reviewed these agreements and has determined in the best interests of the Company to structure a cash bonus plan that may award above or below the 25%-35% target range indicated in the agreements subject to consideration of the following:

•
the need to retain and motivate our existing executives; and
•
realizing the 2025 corporate goals and objectives and other personal goals established by our Board based on recommendations from our Chief Executive Officer.

For the fiscal year ended December 31, 2025, the NCGC Committee approved cash bonuses for Mr. Sims, Mr. Folsom, and Mr. Domalski of $145,000, $125,000, and $93,000, respectively.

Stock Awards

See “Stock Awards Granted” below.

Employee Stock Ownership Plan in Fiscal Year 2025

The Company sponsors and maintains the Sotherly Hotels Inc. ESOP and related trust for the benefit of its eligible employees. Employees who are at least 21 years old with at least one year of service during which the employee has completed at least 1,000 hours of service with the Company are eligible to participate. On December 29, 2016, the Company entered into a loan agreement with the ESOP pursuant to which the ESOP may borrow up to $5,000,000 from the Company to purchase shares of the Company’s common stock (“ESOP Loan”). Between January 3, 2017 and February 23, 2017, the ESOP purchased 682,500 shares of the Company’s common stock in the open market. In accordance with the ESOP Loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP Loan. The ESOP Loan was repaid principally from discretionary contributions by the Company to the ESOP during 2025. The interest rate on the ESOP Loan was 2.5% and the ESOP Loan documents provided that the ESOP Loan could be repaid over a shorter period, without penalty for prepayments. Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Andrew M. Sims, Chairman	2025	577,494	145,000				94,125	(11)	816,619
	2024	559,316	147,000	(1)			74,103	(12)	780,419
	2023	543,025	126,897	(2)	138,203	(7)	76,382	(13)	884,506

David R. Folsom, President and CEO	2025	571,719	125,000				89,278	(11)	785,997
	2024	553,723	124,150	(3)			71,271	(12)	749,144
	2023	537,595	130,464	(4)	70,023	(8)	76,987	(13)	815,069

Anthony E. Domalski, Vice President, CFO and Secretary	2025	406,971	93,000				85,190	(11)	585,161
	2024	394,160	90,250	(5)			67,497	(12)	551,907
	2023	382,680	83,491	(6)	62,652	(10)	81,032	(13)	609,855

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

(11) Includes the Company contributions to the 401(k) plan in the amount of $14,000 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2025. Includes insurance premiums paid by our Company for life insurance policies for the named executive officers in the amount of approximately $0 for Mr. Sims, $4,899 for Mr. Folsom, and $2,685 for Mr. Domalski in 2025. Includes insurance premiums paid by our Company for health insurance policies for the named executive officers in the amount of approximately $29,846 for each of Mr. Sims, Mr. Folsom and Mr. Domalski in 2025. Includes a reimbursement of $2,100 for Mr. Sims related to an executive health program. Includes insurance premiums paid by our Company for long-term disability insurance policies for the named executive officers in the amount of approximately $15,924 for Mr. Sims, $8,163, for Mr. Folsom, and $6,289 for Mr. Domalski in 2025. Includes ESOP allocation in the amount of $32,612 for each of Andrew M. Sims, David R. Folsom, and Anthony E. Domalski in 2025, which represents the dollar value of the ESOP share allocations related to contributions made to the ESOP in 2025 for multiplied by the closing market price of our common stock of $0.9314 on December 31, 2024 and $2.15 on December 31, 2025, the effective date of the allocations, as reported on NASDAQ.

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

Outstanding Equity Awards at Fiscal Year End

	Stock awards
Name	Number of shares of stock that have not vested (#)		Market value of shares that have not vested ($)
Andrew M. Sims, Chairman	30,000	(1)	64,500	(4)
David R. Folsom, President and CEO	15,200	(2)	32,680	(4)
Anthony E. Domalski, Vice President, CFO and Secretary	13,600	(3)	29,240	(4)

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

(4) Represents the dollar value of shares of common stock calculated by multiplying the closing market price of our common stock of $2.15 on December 31, 2025, as reported on NASDAQ, by the number of shares.]

No other compensation has been awarded to, earned by or paid to any of our named executive officers which is required to be reported in the above tables.

2025 Base Salary

For the fiscal year ended December 31, 2025, Andrew M. Sims received $577,494 in base cash salary, pursuant to the terms of his employment agreement. For the fiscal year ended December 31, 2025, David R. Folsom received $571,719 in base cash salary, pursuant to the terms of his employment agreement. For the fiscal year ended December 31, 2025, Anthony E. Domalski received $406,971 in base cash salary, pursuant to the terms of his employment agreement.

2025 Cash Bonuses Awarded

The NCGC Committee awarded cash bonuses to the named executive officers for the fiscal year ended December 31, 2025 of $145,000, $125,000, and $93,000 to Andrew M. Sims, David R. Folsom, and Anthony E. Domsalski, respectively. In making its decisions, the NCGC Committee considered the factors described above under the caption “Cash Bonus Plan.”

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

OPTION EXERCISES AND STOCK VESTED

The Company has not granted any stock option awards to the named executive officers. The following table sets forth information with respect to the vesting of the named executive officers' restricted common stock during the fiscal year ended December 31, 2025.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Andrew M. Sims, Chairman	15,000	11,094 (1)

David R. Folsom, President and CEO	7,600	5,621 (1)

Anthony E. Domalski, CFO	6,800	5,029 (1)

(1) For purposes of this table, the market value per vested share of common stock is assumed to be the closing market price per common share of $0.7396 on March 31, 2025, the vesting date for those shares, as reported on NASDAQ.

Employment Agreements

As of December 31, 2025, the Company was party to employment agreements with Messrs. Sims, Folsom, and Domalski, which contained provisions providing for substantial payments to these executives in the event of a change of control of our Company. Specifically, if the executive’s employment was terminated without cause or if the executive resigned with good reason or in the event of a change of control, the employment agreements provided for the following:

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

Additionally, each employment contract allows the Company to limit payments to the executive following a change of control to the maximum amount that could be paid without giving rise to the excise tax imposed by Internal Revenue4 Code Section 4999.

As of February 12, 2026. Mr. Sims resigned as Chairman, Mr. Folsom resigned as the President and Chief Executive Officer of the Company and Anthony E. Domalski resigned as the Vice President, Chief Financial Officer. Messrs. Sims, Folsom and Domalski have entered into standard release agreements with the Company and will receive payments in accordance with their respective employment agreements.

TERMINATION PAYMENTS TABLE

The following table indicates the cash amounts, accelerated vesting and other payments and benefits that the named executive officers would be entitled to receive under various circumstances pursuant to the terms of their respective employment agreements. The table assumes that termination of the named executive officer from the Company under the scenario shown occurred on December 31, 2025.

Name and Termination Scenario	Cash Payment(1) ($)	Acceleration of Vesting of Long- Term Equity Incentive Awards ($)	Excise Tax Gross-Up Payments	Other Benefits ($)	Total ($)
Andrew M. Sims, Chairman
Upon Death	—	—	—	—	—
Upon Disability	—	—	—	—	—
By Company For Cause or By Executive Without Good Reason	—	—	—	—	—
By Company Without Cause or By Executive for Good Reason (including Change in Control)	2,118,948	32,250	—	231,605	2,382,803

David R. Folsom, President and CEO
Upon Death	—	—	—	—	—
Upon Disability	—	—	—	—	—
By Company For Cause or By Executive Without Good Reason	—	—	—	—	—
By Company Without Cause or By Executive for Good Reason (including Change in Control)	2,033,619	32,680	—	217,872	2,284,171
Non-Renewal of Agreement by Company	677,873	—	—	59,691	737,564

Anthony E. Domalski, Vice President, CFO and Secretary
Upon Death	—	—	—	—	—
Upon Disability	—	—	—	—	—
By Company For Cause or By Executive Without Good Reason	—	—	—	—	—
By Company Without Cause or By Executive for Good Reason (including Change in Control)	1,453,230	29,240	—	197,433	1,679,903

(1) This column assumes that termination occurred on December 31, 2025 and therefore uses 2024 salary and bonus compensation amounts in its calculations, as provided for in the respective employment agreements. This column assumes that there was neither salary nor annual performance bonus earned but unpaid as of December 31, 2025. For Mr. Folsom, these amounts include stock awards that were awarded in lieu of cash salary. Amounts shown are lump-sum payments.

(2) Reflects accelerated vesting of 30,000 unvested shares of Mr. Sim's restricted common stock awards. For purposes of this table, the market value per share of common stock is assumed to be the closing market price per common share of $2.15 on December 31, 2025, as reported on NASDAQ.

(3) Reflects accelerated vesting of 15,200 unvested shares of Mr. Folsom’s restricted common stock awards. For purposes of this table, the market value per share of common stock is assumed to be the closing market price per common share of $2.15 on December 31, 2025, as reported on NASDAQ.

(4) Reflects accelerated vesting of 13,600 unvested shares of Mr. Domalski's restricted common stock awards. For purposes of this table, the market value per share of common stock is assumed to be the closing market price per common share of $2.15 on December 31, 2025, as reported on NASDAQ.

(5) This amount represents the lump-sum dollar value of five years of payments for the respective executive’s life, health and disability insurance, using 2025 payments as an estimate and assuming no changes in the cost of these payments.

(6) This amount includes the lump-sum dollar value of two years of payments for the executive’s health insurance, using 2025 payments as an estimate and assuming no changes in the cost of these payments.

For the fiscal year ended December 31, 2025, there were no pension benefits or non-qualified deferred compensation.

CEO Pay Ratio

Our CEO to median employee pay ratio is calculated in accordance with Item 402(u) of Regulation S-K. The annual total compensation for the fiscal year ended December 31, 2025 for our CEO was $786,905, and for the median employee was $344,294. The resulting ratio of our CEO’s pay to the pay of our median employee for the fiscal year ended December 31, 2025 is 2.29 to 1.00. Our methodology for calculating the CEO pay ratio is explained below.

•
Employee Population. We determined that our employee population, as of December 31, 2025, consisted of approximately eight (8) full-time employees, excluding our CEO.

•
Median Employee. We calculated the annual total compensation of each employee as of December 31, 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, then selected the median employee.
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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant stock option awards to its executives and, therefore, does not have any policies or practices in place for such awards. [The Company did not grant any stock option awards for the fiscal year ended December 31, 2025.][4]

NCGC Committee Interlocks and Insider Participation

As of December 31, 2025, the NCGC Committee consisted of Mr. Robertson and Mr. Zinni. Mr. Walker served on the NCGC Committee. None of the members of our NCGC Committee is or has been one of our employees or officers. None of our executive officers currently serves, or during the past fiscal year has served, as a member of the Board or compensation committee of another entity that has one or more executive officers serving on our Board or our NCGC Committee.

Risk Management Considerations in Fiscal Year 2025

The NCGC Committee oversees risks associated with our executive compensation plans and arrangements. The Company does not believe that the executive compensation plan is reasonably likely to cause a material adverse impact on the Company for several reasons. First, our named executive officers own significant amounts of common stock in the Company and received additional shares of common stock pursuant to the Company’s ESOP, which we believe aligns the interests of our executives with that of our stockholders and encourages a focus on long-term value creation. Second, we have historically offered cash incentive bonuses in targeted amounts of 25%-35% of base salary subject to the consideration of performance metrics that are designed to reflect benefits to the Company. We have never granted stock options.

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

Report of the Board

For the fiscal year ended December 31, 2025, the Board reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Board has determined that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025 for filing with the Commission.

Board:

Zachary Schmidt

William Ryan Pellum

Jay Schulte

DIRECTOR COMPENSATION IN FISCAL YEAR 2025

The following table sets forth the cash and non-cash compensation earned and awarded to certain of our independent, non-employee directors for their service during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Maria L. Caldwell	$82,592	$2,850(1)	$85,442
G. Scott Gibson IV	$35,225	$2,850(1)	$38,075
Walter S. Robertson III	$106,533	$2,850(1)	$109,383
Herschel J. Walker(2)	$19,467	$2,850(1)	$22,317
Anthony C. Zinni	$75,408	$2,850(1)	$78,258

[(1) Represents the aggregate dollar value of a restricted stock award of 3,000 shares calculated by multiplying the closing market price of our common stock of $1.345 per share on January 18, 2024, the date of the grant, as reported on NASDAQ, by the number of shares of stock awarded.

(2) Mr. Walker’s tenure as a director ended on October 17, 2025.

The NCGC Committee reviews the level of compensation of our non-employee directors on an annual basis. To determine how appropriate the current level of compensation for our non-employee directors is, the NCGC Committee has historically obtained data from a number of different sources including publicly available data describing director compensation in peer companies.

We compensate our independent, non-employee directors for their services as members of the Board and its standing and any ad hoc committees through a mixture of cash and equity-based compensation. Eligible independent, non-employee directors receive annual compensation of $20,000, plus a fee of $750 (plus out-of-pocket expenses) for attendance in person at each meeting of the Board. Directors who attend Board meetings telephonically receive a fee of $375. Members of Board committees receive meeting fees ranging from $375 to $2,250 per committee meeting, along with a $10,000 quarterly retainer fee and $4,875 quarterly chair fee for service on an ad hoc committee. Directors who are also officers or employees of our Company do not receive separate compensation for service as a director. Directors Walter S. Robertson III and G. Scott Gibson IV each receive an additional $6,500 per year for their services as chairs of the NCGC Committee and Audit Committee, respectively. Effective July 1, 2025, the Board elected to reduce their compensation by 10%.

On an annual basis, the NCGC Committee awards restricted stock to certain independent, non-employee directors pursuant to the 2022 Plan. On January 2, 2025, our independent directors received an incentive stock award of 3,000 shares each that vested on December 31, 2025. Also on January 2, 2025, director Robertson received an unrestricted stock award of 2,250 shares for his service in 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership, as of April 1, 2026, of (i) shares of the Company’s common stock for each person or group known to us to be holding more than 5.0% of the number of shares of common stock outstanding, (ii) shares of common stock for each director and named executive officer, and (iii) for the directors and named executive officers of the Company as a group. None of the named executive officers has pledged any of their common shares as collateral. As of April 1, 2026 the

Company had outstanding 100 shares of its common stock, $0.01 par value per share. The table shows the number of shares of common stock and number of partnership interests or units in the Operating Partnership the person “beneficially owns,” as determined by the rules of the Securities and Exchange Commission (the “Commission”). The Operating Partnership is controlled by the Company as its sole general partner. The Operating Partnership is obligated to redeem each unit at the request of the holder thereof for the cash value of one share of common stock or, at the Company’s option, one share of common stock.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
KW Kingfisher LLC	100	100.0
Zachary Schmidt	0	0.0
William Ryan Pellum	0	0.0
Jay Schulte	0	0.0

The following table sets forth the beneficial ownership, as of April 1, 2026, of shares of each class of our preferred stock that is issued and outstanding for each director and named executive officer.

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock
Name of Beneficial Owner	Shares Owned	Percent of Class	Shares Owned	Percent of Class	Shares Owned	Percent of Class
Zachary Schmidt	0	0.0	0	0.0	0	0.0
William Ryan Pellum	0	0.0	0	0.0	0	0.0
Jay Schulte	0	0.0	0	0.0	0	0.0
All executive officers and directors as a group (3 persons)	0	0.0	0	0.0	0	0.0

(1) Based on 276,058 shares of our Series B Preferred Stock issued and outstanding as of April 1, 2026.

(2) Based on 143,695 shares of our Series C Preferred Stock issued and outstanding as of April 1, 2026.

(3) Based on 343,034 shares of our Series D Preferred Stock issued and outstanding as of April 1, 2026.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section immediately above, Item 12(a).

(c) CHANGES IN CONTROL

Following completion of the Merger on February 12, 2026, the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2025, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2022 Plan (1)	N/A	N/A	1,118,722
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	1,118,722

1.
The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock.

On February 12, 2026, in connection with the Merger, the Company terminated the 2022 Plan. The remaining 1,118,722 shares were deregistered as of March 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independent Directors

For the fiscal year ended December 31, 2025, all of the members of our Audit Committee and our NCGC Committee and a majority of the Board were required to meet the test of “independence” as defined by the listing standards of NASDAQ. NASDAQ standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board has a responsibility to make an affirmative determination that a director has no relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment. For the year ended December 31, 2025, the Board determined that each of directors Caldwell, Gibson, Robertson, Zinni, and Walker, satisfied the bright-line criteria and that none had a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the Board.

Certain Relationships and Related Transactions

For the fiscal year ended December 31, 2025, our Audit Committee or another independent body of our Board, in accordance with our Audit Committee charter and procedures established by the Audit Committee, was responsible for reviewing and approving the terms and conditions of all related party transactions. Any transaction, in which the amount involved exceeds $120,000, and in which a director or executive officer of our Company or a member of the immediate family of a director or officer has a direct or indirect material interest, was required to be approved by our Audit Committee or another independent body of our Board prior to our Company entering into such transaction.

All new related party transactions that were not previously approved were reviewed and approved by our Audit Committee or another independent body of our Board in 2025, unless otherwise indicated.

Transactions with Our Town Hospitality

As of December 31, 2025, Our Town Hospitality, LLC (“Our Town”) served as the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences. As of December 31, 2025, an affiliate of Andrew M. Sims, our Chairman; an affiliate of David R. Folsom, our President and Chief Executive Officer; and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 58.5%, 6.5% and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

Management Agreements

On September 6, 2019, we entered into a master agreement with Our Town and the former majority equity holder of Our Town related to the management of certain of our hotels, as amended and restated on November 6, 2024 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates, we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are each referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements.”

The OTH Master Agreement:

•
was set to expire on March 31, 2035, or earlier if all of the OTH Hotel Management Agreements expired or were terminated prior to that date. The OTH Master Agreement could have been extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect;
•
set an incentive management fee for each of the hotels managed by Our Town equal to 10% of the amount by which gross operating profit, as defined in the OTH Hotel Management Agreements, for a given year exceeded the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year would not exceed 0.25% of the gross revenues of the hotel included in such calculation;
•
provided a mechanism and establishes conditions on which the Company would offer Our Town the opportunity to manage hotels acquired by the Company in the future, pursuant to a negotiated form of single facility management agreement, with the caveat that the Company is not required to offer the management of future hotels to Our Town; and
•
set a base management fee for future hotels of 2.00% of gross revenues for the first year of the term, 2.25% of gross revenues for the second year of the term, and 2.50% of gross revenues for the third and any additional years of the term.

Each of the OTH Hotel Management Agreements were amended to have their initial term expire March 31, 2035. Each of the OTH Hotel Management Agreements could have been extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension. The agreements provided that Our Town be the sole and exclusive manager of the hotels as the agent of the respective Company subsidiary that engages Our Town, at the sole cost and expense of that Company subsidiary, and subject to certain operating standards.

Each OTH Hotel Management Agreement could be terminated in connection with a Sale of the related hotel. The OTH Master Agreement limited the termination right upon a Sale of a hotel to a third party purchaser that was not an affiliate or a related person of the Operating Partnership, the Company or the TRS Lessee, and the transaction was for consideration consisting of cash or a mixture of cash, debt and marketable securities with an aggregate value at least equal to the fair market value of the hotel. A “Sale” is defined in each of the OTH Hotel Management Agreements as any sale, assignment, transfer or other disposition, for value or otherwise, voluntary or involuntary of the landlord’s title in the hotel, or of a controlling interest therein, other than a collateral assignment intended to provide security for a loan, and includes any such disposition through the disposition of the ownership interests in the entity that holds such title and any lease or sublease of the hotel other than the hotel lease.

In connection with a termination upon the Sale of the hotel, Our Town would be entitled to receive a termination fee equal to the lesser of (i) the management fee paid with respect to the prior twelve months or (ii) the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the OTH Hotel Management Agreement. Upon the Sale of a hotel, no termination fee would be due in the event the Company elected to provide Our Town with the opportunity to manage another comparable hotel and Our Town was not precluded from accepting such opportunity. Our Town was required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

Pursuant to the management agreements for the Lyfe Resort & Residences and the Hyde Beach House Resort & Residences, Our Town managed the rental of individually owned condominium units pursuant to rental agreements entered into with individual condominium unit owners. We also entered into an Association Sub Management and Assignment Agreement with Our Town for the management and operation of the condominium association responsible for the operation of the Hyde Beach House Resort & Residences, and a Rental Sales Management Agreement pursuant to which Our Town agreed to manage the marketing and negotiation of rental agreements with individual condominium unit owners.

The base management fee for each of our hotels was a percentage of the gross revenues of the hotel and was due monthly. The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels managed by Our Town are shown below:

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

For the years ended December 31, 2025 and 2024, base management fees earned by Our Town under the contract were approximately $4.5 million and $4.7 million, respectively, and the incentive management fees earned by Our Town were approximately $0.0 million and $0.1 million, respectively.

Effective February 12, 2026, in connection with the Merger and pursuant to that certain Asset Purchase Agreement, dated October 24, 2025, by and among Our Town and KW Kingfisher LLC, a Delaware limited liability company, the Company terminated the OTH Master Agreement. Our Town received $9.7 million in termination fees.

Sublease

On December 13, 2019, we entered into a sublease agreement (the “Sublease”) with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of five years, with a five-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the primary lease. For the years ended December 31, 2025 and 2024, the Company recognized rent income from Our Town of approximately $99,304 and $135,511, respectively.

Employee Medical Benefits

We purchased employee medical benefits through a self-insurance arrangement sponsored by Our Town (or its affiliate). Our Town provides medical insurance for its employees working exclusively at our hotels and we pay Our Town the actual costs, net of employee contributions, of providing medical insurance for those employees. For the years ended December 31, 2025 and 2024, we paid approximately $3.7 million and $3.9 million, respectively, for the employer portion of the plan covering those employees that work exclusively for our properties under our management agreements with Our Town. Additionally, Our Town's policy is to rebate 70% of our pro rata share of any annual surplus in its self-insured health plan back to the Company and retain the remaining 30%.

Transactions with Employees

Effective as of June 24, 2013, and following the approval by a committee consisting of Sotherly’s independent directors, we hired Robert E. Kirkland IV as an employee of the Company. Robert E. Kirkland IV was son-in-law to our Chairman. Effective as of September 30, 2014, and following the approval by a committee consisting of Sotherly’s independent directors, we hired Andrew M. Sims Jr. as an employee of the Company. Andrew M. Sims Jr. was the son of our Chairman. Neither Robert E. Kirkland IV nor Andrew M. Sims, Jr. was an executive officer of Sotherly or the Operating Partnership. For the year ended December 31, 2025, Robert E. Kirkland IV and Andrew M. Sims Jr. received approximately $428,913 and $173,384, respectively, in total compensation. For the year ended December 31, 2024, Robert E. Kirkland IV and Andrew M. Sims Jr. received approximately $396,922 and $289,760, respectively, in total compensation. For the year ended December 31, 2025, Robert E. Kirkland IV served as General Counsel and Andrew M. Sims Jr. served as Vice President - Operations & Investor Relations.

Sims Jr. Employment Agreement - On January 23, 2023, the Company entered into an employment agreement with Mr. Sims Jr. (the "Sims Jr. Agreement"). The Sims Jr. Agreement had an initial term ending on December 31, 2027. The Sims Jr. Agreement provided for Mr. Sims Jr.'s annual salary and possible additional compensation in the form of a cash bonus and stock awards. The Sims Jr. Agreement provided for a restricted stock grant of 12,500 restricted shares of the Company's common stock. The shares were issued on January 23, 2023 and were to vest in equal amounts of 2,500 shares over a five-year period on March 31 of each year commencing March 31, 2023 and ending March 31, 2027.

Mr. Sim, Jr. resigned his position effective September 1, 2025. For the period ending September 1, 2025, Mr. Sims Jr. received a salary of $125,050 and all unvested shares were immediately vested. Pursuant to the Sims Jr. Agreement, Mr. Sims Jr. had been entitled to receive customary benefits, including a term life insurance policy of $1.0 million and disability insurance in an amount such that, upon the occurrence of any event causing disability, Mr. Sims Jr. would have been entitled to receive the one-half of the monthly payments as would have been made under his employment agreement.

Kirkland Employment Agreement - On January 1, 2020, the Company entered into an employment agreement with Mr. Kirkland (the "Kirkland Agreement"). The Kirkland Agreement had an initial term ending on December 31, 2027. The Kirkland Agreement provided for Mr. Kirkland's annual salary and possible additional compensation in the form of a cash bonus and stock awards. For the 12-month period ending December 31, 2025, Mr. Kirkland received a salary of $269,112. The Kirkland Agreement also provides for a restricted stock grant of 17,500 restricted shares of the Company's common stock. The shares were issued on January 23, 2023, and were scheduled to vest in equal amounts of 3,500 shares over a five-year period on March 31 of each year commencing March 31, 2023, and ending March 31, 2027.

In addition, pursuant to the Kirkland Agreement, Mr. Kirkland was entitled to receive:

1.
An annual cash performance bonus in a target amount between 25% and 35% of salary for that calendar year, based upon the attainment of quantitative performance goals set forth in a performance plan established by the NCGC Committee by January 31 of each year; and
2.
Customary benefits, including a term life insurance policy of $1.0 million and disability insurance in an amount such that, upon the occurrence of any event causing disability, Mr. Kirkland shall be entitled to receive the one-half of the monthly payments as would have been made under their respective employment agreements.

Mr. Kirkland was entitled to receive benefits under his agreement if the Company terminated his employment without cause or if they resign with good reason or if there is a change in control of the Company during the term of the agreement. Under these scenarios, Mr. Kirkland was entitled to receive the following:

1.
any accrued but unpaid salary and bonuses;
2.
vesting of any previously issued stock options or restricted stock;
3.
payment of the executive’s life, health and disability insurance coverage for a period of five (5) years following termination (provided, however, that such right terminates if the executive accepts other employment that would reasonably be expected to provide such insurance);
4.
any unreimbursed expenses; and
5.
a severance payment equal to three (3) times the executive’s combined salary and actual bonus compensation for the preceding fiscal year, to be paid within five (5) days of the executive’s last day of employment.

Effective February 12, 2026, Mr. Kirkland resigned his position with the Company and has entered into standard release agreements with the Company. Mr. Kirkland is receiving payments in accordance with his employment agreement with the Company.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by Cherry Bekaert for professional services rendered for the audit of our annual consolidated financial statements, consents and the review of our filings with the Securities and Exchange Commission (“SEC”) for the fiscal years ended December 31, 2025 and December 31, 2024 was $416,364 and $0, respectively. The aggregate fees billed by Forvis for professional services rendered for the audit of our annual consolidated financial statements, for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and for audits of acquisitions, consents and review of our filings with the SEC for the fiscal years ended December 31, 2025 and December 31, 2024 were $135,000 and $760,767, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert for fees associated with audit services not required by statute or regulation and services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 were $0 and $0, respectively. The aggregate fees billed by Forvis for fees associated with audit services not required by statute or regulation and services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Cherry Bekaert for professional services rendered for tax compliance, tax advice or tax planning for the fiscal years ended December 31, 2025 and December 31, 2024 were $0 and $0, respectively. The aggregate fees billed by Forvis for professional services rendered for tax compliance, tax advice or tax planning for the fiscal years ended December 31, 2025 and December 31, 2024 were $60,850 and $60,425, respectively.

All Other Fees. The aggregate fees billed by Cherry Bekaert for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2025 and December 31, 2024 were $0 and $0, respectively. The aggregate fees billed by Forvis for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2025 and December 31, 2024 were $0 and $0, respectively.

It is the Audit Committee’s policy to pre-approve all audit and non-audit services prior to the engagement of our independent auditor to perform any service. All of the services listed above for the fiscal years December 31, 2025 and December 31, 2024 were approved by the Audit Committee prior to the service being rendered.

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

The following exhibits are filed as part of this Form 10-K:

Exhibits

2.1

Agreement and Plan of Merger, dated as of October 24, 2025, by and among Sotherly Hotels Inc., KW Kingfisher LLC, and Sparrows Nest LLC (incorporated by reference to the document previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2025). †

3.1

Articles of Amendment and Restatement of the Company (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004 (File No. 333-118873)).

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

3.4

Fourth Amended and Restated Bylaws of Sotherly Hotels Inc., dated February 12, 2026 (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 18, 2026).

3.5

Articles Supplementary designating the Series B Preferred Stock of the Company, effective as of August 19, 2016 (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 2016).

Exhibits
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

10.23

Form of Indemnification Agreement between Sotherly Hotels Inc. and its directors, officers, and certain employees (incorporated by reference to the document previously filed as Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025). *

10.24

Promissory Note, dated as of October 24, 2025, by and among Sotherly Hotels Inc. and Kemmons Wilson Hospitality Partners II, LP (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2025). †

10.25

Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated July 24, 2025 (incorporated by reference to the document previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2025).

Exhibits

10.26

Amendment to Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated September 9, 2025 (incorporated by reference to the document previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2025).

10.27

Second Amendment to Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated September 29, 2025 (incorporated by reference to the document previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2025).

10.28

Third Amendment to Sale, Purchase and Escrow Agreement between SOHO Atlanta, LLC, Banyan Street Capital LLC, and Metropolitan Title Agency, Inc., dated October 31, 2025 (incorporated by reference to the document previously filed as Exhibit 10.54 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2025).

10.29

Forbearance Agreement, dated December 16, 2025, by and among: Wilmington Trust, National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2015-C23, Commercial Mortgage Pass-Through Certificates, Series 2015-C23; SOHO Atlanta LLC; SOHO Atlanta TRS LLC; and, by Joinder, Sotherly Hotels LP and Our Town Hospitality, LLC (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025). †

10.30

Form of Board Observer Rights Agreement (incorporated by reference to the document previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2026).

10.31

Loan Agreement, dated as of February 12, 2026, by and among various affiliates of Apollos Global Management, Inc., collectively, as lender, and certain subsidiaries of the Company named thereto, as borrowers and respective owners of the Subject Hotels (incorporated by reference to the document previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2026). ††

10.32

Mezzanine Loan Agreement dated as of February 12, 2026, by and among ACF II SOHO Mezz Lender LLC, an affiliate of Ascendant Capital Partners LP, as lender, and Sotherly Hotels Mezz LLC, a subsidiary of the Company, as borrower, and indirect owner of the Subject Hotels. (incorporated by reference to the document previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2026).

10.33

Form of Management Agreement, dated as of February 12, 2026, by and among Schulte Hospitality Group, Inc., each operating lessee subsidiary of Sotherly Hotels Inc. for DoubleTree by Hilton Laurel, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton for Jacksonville Riverfront, The Georgian Terrace, Houston/Whitehall, Hotel Ballast, DoubleTree Resort by Hilton Hollywood Beach, and Hyatt Centric Arlington and the DeSoto, Savannah and Hotel Alba Tampa, Tapestry Collection by Hilton. (incorporated by reference to the document previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2026).

10.34

Form of Indemnification Agreement (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2026). *

16.1

Letter from Forvis Mazars, LLP, dated September 17, 2025 (incorporated by reference to the document previously filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2025).

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

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon its request.

†† Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

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

Date: April 15, 2026

SOTHERLY HOTELS INC.

By:	/s/ ZACHARY SCHMIDT
Zachary Schmidt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZACHARY SCHMIDT Zachary Schmidt	Chief Executive Officer and Director	April 15, 2026

/s/ WILLIAM RYAN PELLUM William Ryan Pellum	Chief Financial Officer and Director	April 15, 2026

/s/ JAY SCHULTE Jay Schulte	Director	April 15, 2026

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2026

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ ZACHARY SCHMIDT
Zachary Schmidt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZACHARY SCHMIDT Zachary Schmidt	Chief Executive Officer and Director of the General Partner	April 15, 2026

/s/ WILLIAM RYAN PELLUM William Ryan Pellum	Chief Financial Officer and Director of the General Partner	April 15, 2026

/s/ JAY SCHULTE Jay Schulete	Director of the General Partner	April 15, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sotherly Hotels, Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2025, and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:

(1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Investment in Hotel Properties, net, for Impairment

Description of Matter

At December 31, 2025, the Company’s investment in hotel properties, net, was approximately $364.1 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the investment in hotel properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of the investment in hotel properties may not be recoverable. We identified the Company’s evaluation of investment in hotel properties for impairment as a critical audit matter.

Auditing the Company’s impairment assessment involved subjectivity due to the assumptions in its consideration of events or changes in circumstances to identify whether there are indications of impairment, specifically, the judgments related to the Company’s determination of market and economic conditions, hotel investing strategy, and property-specific operating revenue and costs.

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of investment in hotel properties for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s investment in hotel properties impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We evaluated management’s assessment of potential impairment indicators on all the Company’s investment in hotel properties, including current performance of the hotel properties, general market and economic conditions, relevant industry data, and management’s investment strategy related to its hotel properties. We reviewed additional qualitative factors to determine whether any events or circumstances indicated that the carrying amount of the Company’s investment in hotel properties may not be recoverable. We performed site visits for a sample of hotel properties to verify there were no signs of physical impairment.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2025

Richmond, Virginia

April 15, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and financial statement Schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Forvis Mazars, LLP

We served as the Company’s auditor from 2016 to 2025.

Jacksonville, Florida

March 31, 2025

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024

ASSETS
Investment in hotel properties, net	$364,098,439	$372,376,626
Investment in hotel properties held for sale	2,271,491	—
Cash and cash equivalents	7,010,604	7,327,880
Restricted cash	21,507,832	21,382,595
Accounts receivable, net	4,847,249	4,669,763
Insurance receivable	2,600,458	2,855,593
Prepaid expenses, inventory and other assets	5,577,746	5,763,463
TOTAL ASSETS	$407,913,819	$414,375,920
LIABILITIES
Mortgage loans, net	$315,199,862	$316,516,148
Unsecured notes	—	658,766
Line of credit	7,500,000	—
Finance lease liabilities	24,003,378	23,201,751
Accounts payable and accrued liabilities	25,172,557	26,577,504
Advance deposits	3,694,735	3,734,825
Dividends and distributions payable	4,082,472	2,088,160
TOTAL LIABILITIES	$379,653,004	$372,777,154
Commitments and contingencies
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference $45,387,100 at December 31, 2025 and $44,655,050 at December 31, 2024, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference $41,603,220 at December 31, 2025 and $40,940,681 at December 31, 2024, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference $36,274,181 at December 31, 2025 and $35,674,458 at December 31, 2024, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 20,490,501 shares issued and outstanding at December 31, 2025 and 19,849,165 shares issued and outstanding at December 31, 2024.	204,905	198,492
Additional paid-in capital	173,382,413	175,372,798
Unearned ESOP shares	—	(862,107)
Distributions in excess of retained earnings	(145,365,837)	(131,695,891)
Total Sotherly Hotels Inc. stockholders’ equity	28,261,214	43,053,025
Noncontrolling interest	(399)	(1,454,259)
TOTAL EQUITY	28,260,815	41,598,766
TOTAL LIABILITIES AND EQUITY	$407,913,819	$414,375,920

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023

REVENUE
Rooms department	$114,400,434	$119,079,903	$114,748,834
Food and beverage department	36,458,606	36,626,906	35,231,959
Other operating departments	25,528,188	26,187,478	23,857,264
Total revenue	176,387,228	181,894,287	173,838,057
EXPENSES
Hotel operating expenses
Rooms department	26,732,018	27,376,330	26,177,539
Food and beverage department	25,606,512	25,429,218	24,211,133
Other operating departments	9,184,742	9,428,889	9,031,960
Indirect	72,412,162	72,847,022	69,629,724
Total hotel operating expenses	133,935,434	135,081,459	129,050,356
Depreciation and amortization	19,658,902	19,380,906	18,788,748
Impairment of investment in hotel properties held for sale	1,310,308	—	—
Gain on disposal of assets	—	(4,400)	(4,700)
Corporate general and administrative	8,786,311	6,788,460	7,078,222
Total operating expenses	163,690,955	161,246,425	154,912,626
NET OPERATING INCOME	12,696,273	20,647,862	18,925,431
Other income (expense)
Interest expense	(24,799,871)	(20,882,681)	(17,588,091)
Interest income	252,961	692,756	802,183
Other income	467,599	489,267	456,388
Loss on early extinguishment of debt	(463,195)	(241,878)	—
Realized gain on hedging activities	—	1,041,994	—
Unrealized gain (loss) on hedging activities	131,803	(937,783)	(737,682)
PPP loan forgiveness	—	—	275,494
Net gain on involuntary conversion of assets	3,985,417	502,808	1,371,041
Net (loss) income before income taxes	(7,729,013)	1,312,345	3,504,764
Income tax (expense) benefit	(50,120)	(132,491)	304,947
Net (loss) income	(7,779,133)	1,179,854	3,809,711
Add: Net loss attributable to noncontrolling interest	92,124	122,515	131,710
Net (loss) income attributable to the Company	(7,687,009)	1,302,369	3,941,421
Undeclared distributions to preferred stockholders	(7,977,251)	(7,977,250)	(7,977,250)
Net loss attributable to common stockholders	$(15,664,260)	$(6,674,881)	$(4,035,829)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.77)	$(0.34)	$(0.22)
Weighted average number of common shares outstanding
Basic and diluted	20,247,077	19,417,448	18,843,032

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	3,941,421	(131,710)	3,809,711
Issuance of common stock awards	—	—	284,278	2,843	222,543	—	—	—	225,386
Conversion of units in Operating Partnership to shares of common stock	—	—	461,002	4,610	461,846	—	—	(466,456)	(0)
Amortization of ESOP shares	—	—	—	—	(664,730)	836,627	—	—	171,897
Amortization of restricted stock award	—	—	—	—	148,193	—	—	—	148,193
Dividends and distributions declared	—	—	—	—	—	—	(7,977,251)	—	(7,977,251)
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659
Net income	—	—	—	—	—	—	1,302,369	(122,515)	1,179,854
Issuance of common stock awards	—	—	152,360	1,524	203,400	—	—	—	204,924
Amortization of ESOP shares	—	—	—	—	(776,905)	902,400	—	—	125,495
Amortization of restricted stock award	—	—	—	—	167,081	—	—	—	167,081
Dividends and distributions declared	—	—	—	—	—	—	(7,977,247)	—	(7,977,247)
Balances at December 31, 2024	3,973,310	$39,733	19,849,165	$198,492	$175,372,798	$(862,107)	$(131,695,891)	$(1,454,259)	$41,598,766
Net loss	—	—	—	—	—	—	(7,687,009)	(92,124)	(7,779,133)
Issuance of common stock awards	—	—	277,250	2,773	260,615	—	—	—	263,388
Conversion of units in Operating Partnership to shares of common stock	—	—	364,086	3,640	(1,549,624)	—	—	1,545,984	—
Amortization of ESOP shares	—	—	—	—	(783,069)	862,107	—	—	79,038
Amortization of restricted stock award	—	—	—	—	81,693	—	—	—	81,693
Dividends and distributions declared	—	—	—	—	—	—	(5,982,937)	—	(5,982,937)
Balances at December 31, 2025	3,973,310	$39,733	20,490,501	$204,905	$173,382,413	$—	$(145,365,837)	$(399)	$28,260,815

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023

Cash flows from operating activities:
Net (loss) income	$(7,779,133)	$1,179,854	$3,809,711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,658,902	19,380,906	18,788,748
Impairment of investment in hotel properties held for sale	1,310,308	—	—
Amortization of deferred financing costs	1,655,153	745,409	598,237
Amortization of deferred lease expense	27,988	423,382	—
Amortization of mortgage premium	(18,203)	(24,681)	(24,681)
Amortization of finance lease liabilities	830,372	536,758	—
Net gain on involuntary conversion of assets	(3,985,417)	(502,808)	(1,371,041)
Unrealized and realized (gain) loss on hedging activities	(131,803)	937,783	737,682
Gain on disposal of assets	—	(4,400)	(4,700)
Loss on early extinguishment of debt	43,294	241,878	—
PPP loan forgiveness	—	—	(275,494)
ESOP and stock - based compensation	424,117	497,500	559,220
Changes in assets and liabilities:
Accounts receivable, net	(177,486)	1,275,961	(42,453)
Insurance receivable	255,135	(2,855,593)
Prepaid expenses, inventory and other assets	(534,675)	429,109	1,824,607
Accounts payable and other accrued liabilities	(1,223,397)	2,508,244	(3,581,342)
Advance deposits	(40,090)	1,119,844	381,968
Net cash provided by operating activities	10,315,065	25,889,146	21,400,462
Cash flows from investing activities:
Improvements and additions to hotel properties	(14,909,318)	(14,648,934)	(8,181,496)
Proceeds from involuntary conversion	4,170,429	502,808	1,312,675
Proceeds from sale of assets	—	4,400	141,952
Net cash used in investing activities	(10,738,889)	(14,141,726)	(6,726,869)
Cash flows from financing activities:
Proceeds from mortgage loans	42,000,000	66,250,000	2,715,833
Proceeds of line of credit	7,500,000	—	—
Redemption of interest rate swap	—	965,000	—
Payments on mortgage loans	(43,352,703)	(64,961,688)	(7,256,859)
Payments on unsecured notes	(658,766)	(878,043)	(740,857)
Payments on finance lease liabilities	(82,295)	(31,339)	—
Payments of deferred financing costs	(1,185,827)	(1,723,964)	(525,437)
Purchase of interest rate cap	—	(916,000)	—
Preferred dividends paid	(3,988,624)	(7,977,251)	(9,971,563)
Net cash provided by (used in) financing activities	231,785	(9,273,285)	(15,778,883)
Net (decrease) increase in cash, cash equivalents and restricted cash	(192,039)	2,474,135	(1,105,290)
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$28,518,436	$28,710,475	$26,236,340

Supplemental disclosures:
Cash paid during the period for interest	$19,937,374	$20,375,075	$17,084,338
Cash paid during the period for income taxes	$143,364	$158,789	$164,450
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$563,715	$1,135,237	$1,013,605
Operating cash flows for finance leases	$1,261,987	$85,491	$4,486
Financing cash flows for finance leases	$82,296	$31,339	$9,070
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(126,402)	$165,566	$(471,661)
Remeasurement of finance lease asset and liability	$—	$22,352,075	$—
Acquisition of finance lease assets and liabilities	$53,550	$241,978	$63,424

	2025	2024	2023
Cash and cash equivalents	$7,010,604	$7,327,880	$17,101,993
Restricted cash	21,507,832	21,382,595	9,134,347
Cash, cash equivalents and restricted cash at the end of the period	$28,518,436	$28,710,475	$26,236,340

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner

Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2025, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2025, and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:

(1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Investment in Hotel Properties, net, for Impairment

Description of Matter

At December 31, 2025, the Partnership’s investment in hotel properties, net, was approximately $364.1 million. As more fully described in Note 2 to the consolidated financial statements, the Partnership evaluates its investment in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the investment in hotel properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of the investment in hotel properties may not be recoverable. We identified the Partnership’s evaluation of investment in hotel properties for impairment as a critical audit matter.

Auditing the Partnership’s impairment assessment involved subjectivity due to the assumptions in its consideration of events or changes in circumstances to identify whether there are indications of impairment, specifically, the judgments related to the Partnership’s determination of market and economic conditions, hotel investing strategy, and property-specific operating revenue and costs.

How We Addressed the Matter in Our Audit

To test the Partnership’s evaluation of investment in hotel properties for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Partnership’s investment in hotel properties impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We evaluated management’s assessment of potential impairment indicators on all the Partnership’s investment in hotel properties, including current performance of the hotel properties, general market and economic conditions, relevant industry data, and management’s investment strategy related to its hotel properties. We reviewed additional qualitative factors to determine whether any events or circumstances indicated that the carrying amount of the Partnership’s investment in hotel properties may not be recoverable. We performed site visits for a sample of hotel properties to verify there were no signs of physical impairment.

/s/ Cherry Bekaert LLP

We have served as the Partnership’s auditor since 2025.

Richmond, Virginia

April 15, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner

Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2024, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and financial statement Schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Forvis Mazars, LLP

We served as the Partnership’s auditor from 2016 to 2025.

Jacksonville, Florida

March 31, 2025

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024

ASSETS
Investment in hotel properties, net	$364,098,439	$372,376,626
Investment in hotel properties held for sale	2,271,491	—
Cash and cash equivalents	7,010,604	7,327,880
Restricted cash	21,507,832	21,382,595
Accounts receivable, net	4,847,249	4,669,763
Loan receivable - affiliate	—	807,160
Insurance receivable	2,600,458	2,855,593
Prepaid expenses, inventory and other assets	5,577,746	5,763,463
TOTAL ASSETS	$407,913,819	$415,183,080
LIABILITIES
Mortgage loans, net	$315,199,862	$316,516,148
Unsecured notes, net	—	658,766
Line of credit	7,500,000	—
Finance lease liabilities	24,003,378	23,201,751
Accounts payable and other accrued liabilities	25,172,557	26,577,504
Advance deposits	3,694,735	3,734,825
Dividends and distributions payable	4,082,472	2,088,160
TOTAL LIABILITIES	379,653,004	372,777,154

Commitments and contingencies (see Note 5)

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference $45,387,100 at December 31, 2025 and $44,655,050 at December 31, 2024, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference $41,603,220 at December 31, 2025 and $40,940,681 at December 31, 2024, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference $36,274,181 at December 31, 2025 and $35,674,458 at December 31, 2024, respectively.	27,504,901	27,504,901

General Partner: 209,517 units and 206,744 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	(377,946)	(234,736)
Limited Partners: 20,281,084 units and 20,006,607 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	(64,782,004)	(50,780,103)
TOTAL PARTNERS’ CAPITAL	28,260,815	42,405,926
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$407,913,819	$415,183,080

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023

REVENUE
Rooms department	$114,400,434	$119,079,903	$114,748,834
Food and beverage department	36,458,606	36,626,906	35,231,959
Other operating departments	25,528,188	26,187,478	23,857,264
Total revenue	176,387,228	181,894,287	173,838,057
EXPENSES
Hotel operating expenses
Rooms department	26,732,018	27,376,330	26,177,539
Food and beverage department	25,606,512	25,429,218	24,211,133
Other operating departments	9,184,742	9,428,889	9,031,960
Indirect	72,412,162	72,847,022	69,629,724
Total hotel operating expenses	133,935,434	135,081,459	129,050,356
Depreciation and amortization	19,658,902	19,380,906	18,788,748
Impairment of investment in hotel properties held for sale	1,310,308	—	—
Gain on disposal of assets	—	(4,400)	(4,700)
Corporate general and administrative	8,786,311	6,788,460	7,078,222
Total operating expenses	163,690,955	161,246,425	154,912,626
NET OPERATING INCOME	12,696,273	20,647,862	18,925,431
Other income (expense)
Interest expense	(24,799,871)	(20,882,681)	(17,588,091)
Interest income	252,961	692,756	802,183
Other income	467,599	489,267	456,388
Loss on early extinguishment of debt	(463,195)	(241,878)	—
Realized gain on hedging activities	—	1,041,994	—
Unrealized gain (loss) on hedging activities	131,803	(937,783)	(737,682)
PPP loan forgiveness	—	—	275,494
Net gain on involuntary conversion of assets	3,985,417	502,808	1,371,041
Net (loss) income before income taxes	(7,729,013)	1,312,345	3,504,764
Income tax (expense) benefit	(50,120)	(132,491)	304,947
Net (loss) income	(7,779,133)	1,179,854	3,809,711
Undeclared distributions to preferred unit holders	(7,977,251)	(7,977,250)	(7,977,250)
Net loss attributable to general and limited partnership unit holders	$(15,756,384)	$(6,797,396)	$(4,167,539)

Net loss attributable per general and limited partner unit:
Basic and diluted	$(0.77)	$(0.34)	$(0.21)
Weighted average number of general and limited partner units outstanding
Basic and diluted	20,384,444	19,997,274	19,808,602

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Issuance of partnership units	—	—	—	—	7,453	2,254	276,825	223,132	225,386
Amortization of restricted units award	—	—	—	—	—	1,482	—	146,711	148,193
Unit based compensation	—	—	—	—	—	(7,203)	—	(726,894)	(734,097)
Preferred units distributions declared	—	—	—	—	—	(79,773)	—	(7,897,478)	(7,977,251)
Net income	—	—	—	—	—	17,432	—	3,792,279	3,809,711
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191
Issuance of partnership units	—	—	—	—	1,524	2,049	150,836	202,875	204,924
Amortization of restricted units award	—	—	—	—	—	1,671	—	165,410	167,081
Unit based compensation	—	—	—	—	—	(8,119)	—	(803,758)	(811,877)
Preferred units distributions declared	—	—	—	—	—	(79,772)	—	(7,897,475)	(7,977,247)
Net income	—	—	—	—	—	21,265	—	1,158,589	1,179,854
Balances at December 31, 2024	3,973,310	$34,344,086	$31,571,778	$27,504,901	206,744	$(234,736)	20,006,607	$(50,780,103)	$42,405,926
Issuance of partnership units	—	—	—	—	2,773	2,634	274,477	260,754	263,388
Amortization of restricted units award	—	—	—	—	—	817	—	80,876	81,693
Unit based compensation	—	—	—	—	—	(7,281)	—	(720,841)	(728,122)
Preferred units distributions declared	—	—	—	—	—	(59,829)	—	(5,923,108)	(5,982,937)
Net loss	—	—	—	—	—	(79,551)	—	(7,699,582)	(7,779,133)
Balances at December 31, 2025	3,973,310	$34,344,086	$31,571,778	$27,504,901	209,517	$(377,946)	20,281,084	$(64,782,004)	$28,260,815

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023

Cash flows from operating activities:
Net (loss) income	$(7,779,133)	$1,179,854	$3,809,711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,658,902	19,380,906	18,788,748
Impairment of investment in hotel properties held for sale	1,310,308	—	—
Amortization of deferred financing costs	1,655,153	745,409	598,237
Amortization of deferred lease expense	27,988	423,382	—
Amortization of mortgage premium	(18,203)	(24,681)	(24,681)
Amortization of finance lease liabilities	830,372	536,758	—
Net gain on involuntary conversion of assets	(3,985,417)	(502,808)	(1,371,041)
Unrealized and realized (gain) loss on hedging activities	(131,803)	937,783	737,682
Loss on early extinguishment of debt	43,294	241,878	—
PPP loan forgiveness	—	—	(275,494)
Gain on disposal of assets	—	(4,400)	(4,700)
ESOP and unit-based compensation	(383,043)	(439,871)	(346,774)
Changes in assets and liabilities:
Accounts receivable, net	(177,486)	1,275,961	(42,453)
Insurance receivable	255,135	(2,855,593)
Prepaid expenses, inventory and other assets	(534,675)	429,109	1,824,607
Accounts payable and other accrued liabilities	(1,223,397)	2,508,244	(3,581,342)
Advance deposits	(40,090)	1,119,844	381,968
Net cash provided by operating activities	9,507,905	24,951,775	20,494,468
Cash flows from investing activities:
Improvements and additions to hotel properties	(14,909,318)	(14,648,934)	(8,181,496)
ESOP loan payments received	807,160	937,371	905,994
Proceeds from sale of assets	—	4,400	141,952
Proceeds from involuntary conversion	4,170,429	502,808	1,312,675
Net cash used in investing activities	(9,931,729)	(13,204,355)	(5,820,875)
Cash flows from financing activities:
Proceeds from mortgage loans	42,000,000	66,250,000	2,715,833
Proceeds of line of credit	7,500,000	—	—
Redemption of interest rate swap	—	965,000	—
Payments on mortgage loans	(43,352,703)	(64,961,688)	(7,256,859)
Payments on unsecured notes	(658,766)	(878,043)	(740,857)
Purchase of interest rate cap	—	(916,000)	—
Payments on finance lease liabilities	(82,295)	(31,339)	—
Payments of deferred financing costs	(1,185,827)	(1,723,964)	(525,437)
Preferred dividends paid	(3,988,624)	(7,977,251)	(9,971,563)
Net cash provided by (used in) financing activities	231,785	(9,273,285)	(15,778,883)
Net (decrease) increase in cash, cash equivalents and restricted cash	(192,039)	2,474,135	(1,105,290)
Cash, cash equivalents and restricted cash at the beginning of the period	28,710,475	26,236,340	27,341,630
Cash, cash equivalents and restricted cash at the end of the period	$28,518,436	$28,710,475	$26,236,340

Supplemental disclosures:
Cash paid during the period for interest	$19,937,374	$20,375,075	$17,116,639
Cash paid during the period for income taxes	$143,364	$158,789	$164,450
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$563,715	$1,135,237	$1,013,605
Operating cash flows for finance leases	$1,261,987	$85,491	$4,486
Financing cash flows for finance leases	$82,296	$31,339	$9,070
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(126,402)	$165,566	$(471,661)
Remeasurement of finance lease asset and liability	$—	$22,352,075	$—
Acquisition of finance lease assets and liabilities	$53,550	$241,978	$63,424

	2025	2024		2023
Cash and cash equivalents	$7,010,604	$7,327,880		$17,101,993
Restricted cash	21,507,832	21,382,595		9,134,347
Cash, cash equivalents and restricted cash at the end of the period	$28,518,436	$28,710,475	$-	$26,236,340

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, up-branding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of December 31, 2025, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2025, was over 99.9% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. For the years ended December 31, 2025, 2024, and 2023, the MHI TRS Entities engaged an eligible independent contractor, Our Town Hospitality, LLC (“Our Town”), to operate the hotels under individual hotel management contracts. MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. As of December 31, 2025, Our Town was the manager of each of our ten wholly-owned hotels and our two condominium hotel rental programs.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant Transactions

Significant transactions occurring during the current and two prior fiscal years include the following:

Between April 16 and May 6, 2020, the Company received proceeds of three separate PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act totaling approximately $10.7 million. Each PPP Loan had an initial term of two years with the ability to extend the loan to five years, if not completely forgiven and carries an interest rate of 1.00%. Equal payments of principal and interest were required to begin no later than 10 months following origination of the loan and were to be amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. On December 9, 2022, the Company was notified it had received forgiveness for one of its PPP Loans in the principal amount of approximately $4.6 million. On February 3, 2023, the Company was notified it had received forgiveness for another PPP Loan in the principal amount of approximately $0.3 million.

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

On May 4, 2023, the Company secured a $10.0 million mortgage loan on the DoubleTree by Hilton Laurel hotel located in Laurel, MD with Citi Real Estate Funding Inc. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $10.0 million; (ii) has a maturity date of May 6, 2028; (iii) carries a fixed interest rate of 7.35%; (iv) requires payments of interest only; (v) cannot be prepaid until the last 4 months of the loan term; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan.

On February 7, 2024, the Company secured a $35.0 million mortgage loan on the Hotel Alba Tampa located in Tampa, Florida with Citi Real Estate Funding Inc. The Company received approximately $10.2 million in net proceeds. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $35.0 million; (ii) has a 5 year term maturing on March 6, 2029; (iii) carries a fixed interest rate of 8.49%; (iv) requires payments of interest only; (v) is guaranteed by the Operating Partnership only for traditional “bad boy” acts; (vi) cannot be prepaid until the last four months of the term; and (vii) contains customary representations, warranties, covenants and events of default for a mortgage loan.

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

On August 14, 2024, the Company secured a $5.0 million second mortgage loan on The DeSoto hotel located in Savannah, Georgia with MONY Life Insurance Company. The loan had a maturity date of July 1, 2026, and required level payments of principal and interest at a fixed interest rate of 7.50% and amortized on a 25-year schedule. Proceeds of the loan were used for working capital.

On September 12, 2025, the Company secured a $42.0 million mortgage loan on The DeSoto hotel located in Savannah, Georgia with Citi Real Estate Funding Inc. The Company received approximately $5.78 million in net proceeds, after funding of the required lender reserves and repaying the existing indebtedness. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $42.0 million; (ii) matures on October 6, 2030; (iii) carries a fixed interest rate of 7.13%; (iv) requires payments of interest only; (v) is guaranteed by the Operating Partnership only for traditional “bad boy” acts; (vi) can be prepaid with defeasance following a lockout period ending on the earlier of (a) three years after closing, or (b) two years after the date of securitization, if any, and can be prepaid without defeasance during the last six months of the term; and (vii) contains customary representations, warranties, covenants and events of default for a mortgage loan.

On October 24, 2025, the Company, KW Kingfisher LLC, a Delaware limited liability company (“Parent”), and Sparrows Nest LLC, a Maryland limited liability company (“Merger Sub,” together with the Parent, “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Agreement and Plan of Merger – Pursuant to the Merger Agreement, the Merger Sub merged with and into the Company, with the Company continuing as the surviving entity in such merger (the “Merger,” and such surviving entity, the “Surviving Company”). Upon completion of the Merger, the Surviving Company survived as a wholly owned subsidiary of Parent, the separate existence of the Merger Sub ceased, and the Operating Partnership became an indirect subsidiary of Parent.

At the effective time of the Merger (the “Effective Time”), (A) each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately before the Effective Time (other than Cancelled Shares) automatically converted into the right to receive an amount in cash equal to $2.25 per share, without interest

(the “Per Company Share Merger Consideration,” and in the aggregate, the “Merger Consideration”); (B) each share of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (collectively, the “Company Preferred Stock”) issued and outstanding immediately before the Effective Time was entitled to receive the Merger Consideration if the holder thereof elects to convert, subject to the terms and conditions contained in the Company’s charter (including any articles supplementary) (the “Charter”), including the share cap as defined therein, their respective shares of Company Preferred Stock into Company Common Stock after the closing of the Merger, and (C) the Company offered to purchase the Limited Partnership Interests held by the limited partners (other than the Company) for the same per share Merger Consideration that each share of Company Common Stock received pursuant to the Merger Agreement, simultaneously with the Closing of the Merger (the “Limited Partner Compensation”) in accordance with the Operating Partnership’s Partnership Agreement.

Notwithstanding the foregoing, each issued and outstanding share of Company Common Stock held by Parent or the Company or any of their respective direct or indirect wholly owned subsidiaries immediately before the Effective Time, if any, was automatically cancelled and retired and ceased to exist, and no consideration was delivered in exchange therefor. If not converted, each share of the Company Preferred Stock was unaffected by the Merger and remains outstanding in accordance with their respective terms.

With respect to each series of the Company Preferred Stock, pursuant to the Charter, on February 27, 2026, the Company provided notice to the holders thereof that the closing of the Merger occurred (the “Preferred Notice”). The Preferred Notice included certain details with respect to the Merger and specified that the holders of the Company Preferred Stock could elect to exercise a right to convert some or all of the Company Preferred Stock held by such holder into the right to convert, subject to the terms and conditions contained in the Charter, including the share cap as defined therein, into Company Common Stock and receive the Per Company Share Merger Consideration by March 20, 2026.

The consummation of the Merger occurred on February 12, 2026 and was subject to certain customary closing conditions, including, among others, the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger and the other transactions contemplated by the Merger Agreement (the “Company Stockholder Approval”).

Revolving Line of Credit – In connection with the Merger Agreement, on October 24, 2025, the Operating Partnership entered into a Promissory Note (the “Note”) with Kemmons Wilson Hospitality Partners II, LP (“KWHP”) providing for a revolving line of credit in the principal amount of up to $25.0 million (the “Revolving Commitment”). The Note allows the Operating Partnership to borrow, prepay, and re-borrow amounts on a revolving basis during the Revolving Commitment Period, which terminates on the earliest of (i) 18 months after execution, (ii) consummation of the merger described in the Merger Agreement, (iii) sale of the Wilmington Asset (as defined in the Note), (iv) refinancing of indebtedness secured by a lien on the Wilmington Asset, or (v) acceleration following an Event of Default (as defined in the Note). Interest accrues on the Note at a floating rate equal to Term SOFR plus an applicable margin, initially 3.25% for nine months, then 7.50%, with a 3.35% SOFR floor. Interest is payable monthly and at maturity. Mandatory prepayments are required from asset sale or refinancing proceeds, and certain asset sales are restricted unless minimum proceeds are received. Each such prepayment permanently reduces the amount of the Revolving Commitment.

On December 16, 2025, the Company entered into a Forbearance Agreement with Wilmington Trust, National Association, as Trustee, with regard to the mortgage loan for the Company’s Georgian Terrace hotel located in Atlanta, GA. Pursuant to the Forbearance Agreement: (i) the lender agrees not seek a judgment against the Company, nor to foreclose on the property prior to June 1, 2026; (ii) the Company repaid a portion of the principal balance of the mortgage loan of approximately $3.8 million; (iii) the Company agreed to continue to pay lender approximately $236,000 per month in principal and interest as well as funding reserve accounts in accordance with the terms of the mortgage loan; (iv) default interest will continue to accrue and will be payable upon a Termination Event (as defined in the Forbearance Agreement); and (v) the property will remain in cash management.

On December 31, 2025, the Company entered into a settlement agreement with 4111 South Ocean Drive Condominium Association, Inc. to convey its interest in the hotel commercial condominium unit at the Lyfe Resort & Residences and assign its interest in the hotel condominium unit rental program, subject to certain terms and conditions. The Company assigned its interest in the rental program effective February 1, 2026 and anticipates conveyance of the condominium unit to occur before May 1, 2026.

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

Variable Interest Entities – The Company serves as general partner of the Operating Partnership. Holders of units in the Operating Partnership other than the Company have limited rights and do not have the power to direct the Operating Partnership’s activities that most significantly impact the Operating Partnership’s economic performance. As such, the Operating Partnership is considered a variable interest entity of the Company, which it consolidates as the Company is the primary beneficiary. The Company’s only significant asset is its investment in the Operating Partnership. Net income (loss) and distributions of the Operating Partnership not attributable to holders of preferred units, are allocable to the general and limited partnership units in accordance with their ownership percentages.

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

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse permanent changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized. Upon reclassification of our investment in the Lyfe Resort & Residences as held for sale, as discussed below, no impairment loss was recognized for the years ended December 31, 2025, 2024 and 2023.

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

As of December 31, 2025, the Company determined that the carrying value of its investment in the hotel commercial condominium unit at the Lyfe Resort & Residences exceeded the consideration to be received pursuant the Settlement Agreement. The Company recognized an impairment loss of approximately $1.3 million for the year ended December 31, 2025.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2025 and 2024, were approximately $268,454 and $311,753, respectively. Amortization expense for the years ended December 31, 2025, 2024, and 2023, was $43,300, $44,235 and $45,050, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement. Our interest rate cap is the only asset or liability measured at fair value on a recurring basis. There were no non-recurring assets or liabilities for fair value measurements as of December 31, 2025 and 2024, respectively.

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Interest-rate cap(1)	$53,236	$53,236	$379,433	$379,433

Financial Liabilities
Mortgage loans(2)	$(315,199,862)	$(317,005,598)	$(316,516,148)	$(315,981,358)

(1)
The interest-rate cap agreement allows the Company to receive a variable rate of interest based upon the amount in which 1-month SOFR exceeds 3.0% on a notional amount of $26.0 million on the DoubleTree by Hilton Philadelphia Airport. The interest rate cap terminates on May 1, 2026. The interest-rate cap is included in prepaid assets, inventory and other assets on the consolidated balance sheets.
(2)
Mortgage loans had a carrying value on our Consolidated Balance Sheets of $315,199,862 and $316,516,148 as of December 31, 2025 and December 31, 2024, respectively.

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2025, we determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences; therefore, a 100% valuation allowance is required. As of December 31, 2025 and 2024, deferred tax assets each totaled $0.

As of December 31, 2025, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2023. In addition, as of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2023.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permitted the grant of stock options, restricted stock and performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. The Company made cumulative stock awards totaling 745,160 shares, of which 316,333 were originally restricted. As of December 31, 2025, there were 745,160 non-restricted shares issued to certain executives, directors and employees. All awards have vested. The remaining 4,840 shares have been deregistered.

The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and service/performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. As of December 31, 2025, the Company has made cumulative stock awards totaling 881,278 shares, of which 247,750 were originally restricted. As of December 31, 2025, there were 77,000 restricted shares and 804,278 non-restricted shares.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. Total stock-based compensation cost recognized under the 2013 Plan and 2022 Plan for the years ended December 31, 2025, 2024, and 2023 was $345,081, $372,005 and $373,579, respectively. No performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares at the time they are committed to be released. For the years ended December 31, 2025, 2024, and 2023 the ESOP compensation cost was $79,038, $125,497 and $171,896, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as the change in additional paid-in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs, including digital advertising, were approximately $3.1 million, $2.8 million and $2.7 million, for the years ended December 31, 2025, 2024, and 2023, respectively and are expensed as incurred. Advertising costs are included in the consolidated statements of operations in indirect hotel operating expenses.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2025, 2024, and 2023, for $1,416,991, $1,500,000, and $230,256, respectively. The insurance proceeds were reflected in the consolidated statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – The Company record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2025, 2024, and 2023, we recognized approximately $4.0 million, $0.5 million and $1.4 million, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – The Company allocates resources and assesses operating performance based on individual hotel properties. The Company considers each of our hotel properties to be an operating segment but combines each operating segment into one reportable segment because all of the hotels have similar economic characteristics, facilities and services,.

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

Reclassifications – Certain reclassifications in the amount of approximately $2.9 million as of December 31, 2024 from accounts receivable, net to insurance receivable on the consolidated balance sheet as made to conform to current period presentation. We have also reclassified approximately $2.9 million for the year ended December 31, 2024 on the consolidated statement of cash flows from line item accounts receivable to insurance receivable in order to conform to the current period presentation.

New Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for years ending December 31, 2025 on a prospective basis. Please refer to Note 12, Income Taxes, for the related disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. The adoption of ASU 2024-01 had no material impact on our consolidated financial statements and disclosures.

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

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of December 31, 2025 and 2024, consisted of the following:

	December 31, 2025	December 31, 2024

Land and land improvements	$61,253,346	$61,370,250
Buildings and improvements	433,259,321	428,355,821
Right of use assets	3,638,319	3,727,805
Finance lease right of use assets	23,075,033	23,021,483
Furniture, fixtures and equipment	55,158,504	53,820,118
	576,384,523	570,295,477
Less: accumulated depreciation	(212,286,084)	(197,918,851)
Investment in Hotel Properties, Net	$364,098,439	$372,376,626

Investment in hotel properties held for sale as of December 31, 2025 and 2024, relate to the hotel commercial condominium unit at the Lyfe Resort & Residences in Hollywood, Florida, for which we recognized an impairment charge of approximately $1.3 million upon reclassification to held for sale during the year ended December 31, 2025, and which consisted of the following:

	December 31, 2025	December 31, 2024

Land and land improvements	$226,242	$—
Buildings and improvements	4,297,727	—
Furniture, fixtures and equipment	179,696	—
	4,703,665	—
Less: accumulated depreciation	(1,121,866)	—
	3,581,799	—
Less: impairment	(1,310,308)
Investment in Hotel Properties Held for Sale, Net	$2,271,491	$—

4. Debt

Mortgage Loans, Net. As of December 31, 2025 and 2024, the Company had approximately $315.2 million and approximately $316.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2025	2024	Penalties	Date	Provisions	Rate
The DeSoto (1)	$42,000,000	$34,219,589	Yes	10/06/2030	(1)	7.130%
DoubleTree by Hilton Jacksonville Riverfront (2)	25,592,100	26,056,500	None	07/08/2029	25 years	SOFR plus 3.00%
DoubleTree by Hilton Laurel (3)	10,000,000	10,000,000	(3)	05/06/2028	(3)	7.350%
DoubleTree by Hilton Philadelphia Airport (4)	35,915,488	35,915,488	None	04/29/2026	(4)	SOFR plus 3.50%
DoubleTree Resort by Hilton Hollywood Beach (5)	48,966,397	50,211,533	None	(5)	30 years	4.913%
Georgian Terrace (6)	33,469,112	38,375,095	None	06/01/2026	30 years	4.42% (6)
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	35,000,000	35,000,000	(7)	03/06/2029	(7)	8.490%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	28,742,014	29,770,045	Yes	01/01/2027	25 years	4.250%
Hyatt Centric Arlington (9)	44,118,386	45,317,273	Yes	10/01/2028	30 years	5.250%
The Whitehall (10)	13,486,401	13,777,078	None	02/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$317,289,898	$318,642,601
Deferred financing costs, net	(2,090,036)	(2,144,656)
Unamortized premium on loan	—	18,203
Total Mortgage Loans, Net	$315,199,862	$316,516,148

(1)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the loan term.

(2)	The note provides for an initial tranche in the amount of $26.25 million and a renovation tranche in the amount of $9.49 million.
(3)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the loan term.
(4)

The note requires payments of interest only. On May 3, 2024, we entered into an interest rate cap with a notional amount of $26.0 million with Webster Bank, N.A. The cap has a strike rate of 3.0%, is indexed to SOFR, and expires on May 1, 2026.

(5)	The note matured on October 1, 2025 and went into default. The Company subsequently entered into discussion with the special servicer for an extension.
(6)

The note matured on June 1, 2025 and went into default. On December 16, 2025, obtained a 1-year extension to June 1, 2026. Principal and interest are payable monthly, with default interest accruing through the maturity date.

(7)	The note requires payments of interest only and cannot be prepaid without penalty until the last four months of the term.
(8)	The note amortizes on a 25-year schedule after an initial interest-only period of one year and cannot be prepaid without penalty until the last four months of the loan term.
(9)	The note cannot be prepaid without penalty until the final four months of the term.
(10)	The note bears a floating interest rate of New York Prime Rate plus 1.25%, with a floor of 7.50%.

As of December 31, 2025, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of (i) a payment at maturity default on the non-recourse mortgage on the Georgian Terrace; (2) a payment at maturity default on the mortgage the on the DoubleTree Resort by Hilton Hollywood Beach ; and (iii) a covenant default on the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. If we are unable to obtain a waiver for the covenant default, we may be required to provide cash collateral or reduce the outstanding indebtedness by approximately $4.9 million.

Please refer to Note 16, Subsequent Events, for details regarding the refinance of the mortgages in the table above with the exception of the mortgage on the DeSoto.

Total future mortgage debt maturities, including with respect to any extensions of loan maturity, as of December 31, 2025 were as follows:

December 31, 2026	$121,488,754
December 31, 2027	29,830,958
December 31, 2028	64,771,286
December 31, 2029	59,198,900
December 31, 2030	42,000,000
Total future maturities	$317,289,898

Unsecured Notes. The Operating Partnership and certain of its subsidiaries received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act. Each PPP Loan had an initial term of two years, with the ability to extend the term to five years, if not forgiven, and carries an interest rate of 1.00%. Equal payments of principal and interest were required to begin no later than 10 months following origination of the loan and were to be amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note for each PPP Loan contained customary events of default relating to, among other things, payment defaults and breach of the representations and warranties or of provision of the relevant promissory note.

Under the terms of the CARES Act, each borrower could apply for and be granted forgiveness for all or a portion of the PPP Loan. During the years ended December 31, 2025, 2024, and 2023, the Company received principal debt forgiveness totaling approximately $0.0, $0.0 and $0.3 million, respectively.

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500. The Company made monthly payments of $18,000 through December 25, 2025 to fully extinguish the loan.

On April 28, 2020, we entered into a promissory note and received proceeds of approximately $9.4 million under a PPP Loan from Fifth Third Bank, National Association. On December 9, 2022, the Company was notified it had received principal forgiveness in the amount of approximately $4.6 million made monthly payments of $56,809 through July 1, 2025 to fully extinguish the loan.

On May 6, 2020, we entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan. On February 3, 2023, the Company was notified it had received principal forgiveness in the amount of approximately $268,309 and made monthly payments of $13,402 through May 6, 2025 to fully extinguish the loan.

Revolving Line of Credit. In connection with the Merger Agreement, on October 24, 2025, the Operating Partnership entered into a Note KWHP providing for a revolving line of credit in the principal amount of up to $25.0 million. Interest accrues on the Note at a floating rate equal to Term SOFR plus an applicable margin, initially 3.25% for nine months, then 7.50%, with a 3.35% SOFR floor. Interest is payable monthly and at maturity. Mandatory prepayments are required from asset sale or refinancing proceeds, and certain asset sales are restricted unless minimum proceeds are received. Each such prepayment permanently reduces the amount of the Revolving Commitment.

As of December 31, 2025, the outstanding balance on the revolving line of credit was $7.5 million.

5. Commitments and Contingencies

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2025, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2025, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At December 31, 2025, the loan was fully repaid, leaving capacity for additional borrowing of approximately $5.0 million under the commitment.

Litigation –We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance, and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

6. Leases

Lease Commitments – We are the lessee on certain ground leases, hotel equipment leases and office space leases. Leases with durations greater than 12 months are recognized on the consolidated balance sheets as ROU assets and lease liabilities. Our leases are classified as operating or finance leases. For leases with terms greater than 12 months, at inception of the lease, we recognize a ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Many of our leases include rental escalation clauses (including fixed scheduled rent increases) and renewal options that are factored into the determination of lease payments, when appropriate, which adjusts the present value of the remaining lease payments.

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

As of December 31, 2025, the Company had the following significant operating leases:

We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the twelve months ended December 31, 2025, 2024, and 2023, totaled $75,085, $75,085, and $83,932, respectively, and is included in indirect expenses.

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

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years, and can be renewed for an additional five years. We have exercised the five year renewal, and the new agreement expires in July 2029, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the twelve months ended December 31, 2025, 2024, and 2023 totaled $2,517, $2,567 and $2,602, respectively, and is included in indirect expenses.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the twelve months ended December 31, 2025, 2024, and 2023 totaled $171,895, $18,121 and $(85,759), respectively, and is included in general and administrative expenses.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the twelve months ended December 31, 2025, 2024, and 2023, totaled $323,483, $323,483 and $271,000, respectively, and is included in indirect expenses.

Finance Leases – We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The initial term of the ground lease required us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The ground lease allowed for five additional rental periods of 10 years each. Upon commencement of each renewal period, we will be required to make lease payments each year equal to 8.0% of the appraised value of the land. We exercised the renewal option for the first renewal period expiring July 1, 2035, during which total annual lease payments will be $1,792,000.

Upon the determination of the lease payments commencing during the first renewal period, the lease was reassessed and re-measured as a finance lease, which we record as a finance lease asset within investment in hotel properties, net and finance lease liability on our consolidated balance sheets. As a result of the reassessment and remeasurement, we recognized a finance lease asset of $22,716,081 and a finance lease liability of $22,400,000. In addition, our finance lease asset balance includes unamortized intangible asset for the below market ground lease assumed in 2018 with the purchase of the hotel. The finance lease asset is amortized over the term of the lease including renewal periods. Costs related to the finance lease asset are included in depreciation and amortization expense and interest expense in the Company’s consolidated statements of operations.

As of December 31, 2025, the operating and finance lease term years, weighted-average discount rates, right of use assets and lease liabilities, are as follows:

	December 31, 2025
	Operating	Finance
Weighted-average remaining lease term, including reasonably certain extension options (years)	27.12	49.00
Weighted-average discount rate	8.01%	7.42%

Right of use assets	$4,227,290	$23,075,033
Lease liabilities	$(4,698,771)	$(24,003,378)

Lease Position as of December 31, 2025 and 2024– The following tables set forth the lease-related assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024;

Assets	Balance Sheet Classification	December 31, 2025	December 31, 2024

Right of use assets	Prepaid expenses, inventory and other assets	$588,971	$723,732
Right of use assets	Investment in hotel properties, net	3,638,319	3,727,805
Finance lease right of use assets	Investment in hotel properties, net	23,075,033	23,021,483

Total lease assets		$27,302,323	$27,473,020

Liabilities

Operating lease liabilities	Accounts payable and accrued liabilities	$4,698,771	$4,874,919
Finance lease liabilities	Finance lease liabilities	24,003,378	23,201,751
Total lease liabilities		$28,702,149	$28,076,670

Lease Costs for the Twelve Months ended December 31, 2025, 2024, and 2023– The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the twelve months ended December 31, 2025, 2024, and 2023:

	Consolidated Statement of Operations
	Classification	December 31, 2025	December 31, 2024	December 31, 2023

Operating lease costs:
Fixed	Corporate general and administrative	$188,774	$188,774	$(73,104)
	Hotel operating expenses - Other operating	—	—	271,000
	Hotel operating expenses - Indirect	412,691	468,407	164,330
Variable	Hotel operating expenses - Indirect	—	529,623	591,147

Finance lease costs:
Amortization of lease assets	Depreciation and amortization	518,814	188,346	—
Variable	Hotel operating expenses - Indirect	325,305	204,161	—
Interest on lease liabilities	Interest expense	936,682	622,249	4,486
Total lease costs		$2,382,266	$2,201,560	$957,859

Undiscounted Cash Flows –The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2025:

	December 31, 2025
	Operating	Finance

December 31, 2026	$574,776	$1,888,913
December 31, 2027	572,184	1,881,630
December 31, 2028	560,531	1,873,335
December 31, 2029	569,472	1,844,397
December 31, 2030	397,713	1,808,662
December 31, 2031 and thereafter	9,883,920	79,743,998
Total undiscounted lease payments	12,558,596	89,040,935
Less imputed interest	(7,859,825)	(65,037,557)
Total lease liability	$4,698,771	$24,003,378

Lease Revenue – Several of our properties generate revenue from leasing the restaurant space within the hotel and space on the roofs of our hotels for antennas and satellite dishes. Leases for the restaurant space within the hotels are leased under 10-year leases which expire between September 2027 and May 2034 and include two additional 5-year renewal options. The leases require periodic increases in base rent and may require payments of percentage rent as well. Leases for the space on the roofs of our hotels for antennas and satellite dishes are leased under various periods ranging from 1 year to 10 years with renewal options for as many as five additional 5-year periods, with some exceptions. As of December 31, 2025, the leases for space on the roofs of our hotels expire between December 2025 and May 2034. Several leases require periodic increases in base rent. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue for the twelve months ended December 31, 2025, 2024, and 2023, totaled approximately $1.4 million, $1.2 million, and $1.0 million, respectively.

A schedule of minimum future lease payments receivable for the remaining twelve-month periods is as follows:

December 31, 2026	$1,002,097
December 31, 2027	734,574
December 31, 2028	500,751
December 31, 2029	507,625
December 31, 2030	432,869
December 31, 2031 and thereafter	979,074
Total	$4,156,990

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	December 31, 2025	December 31, 2024	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

The Company is obligated to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share. Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates. Alternatively, the Company, at its option, may redeem the preferred stock in part or in full for the amount of the liquidation preference plus any dividends in arrears as well as a pro-rata distribution for the portion of the quarterly period ending on the date of redemption. Notwithstanding, upon a change in control, each holder of preferred stock may elect to exchange their stock for the consideration provided common stockholders at conversion ratios prescribed in the Articles Supplementary for each series of preferred stock.

On October 27, 2025, the Company announced that the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock that were to be paid November 20, 2025 to stockholders of record as of October 31, 2025 have each been deferred. The payment of future dividends on all series of the Company’s preferred stock has been suspended.

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of December 31, 2025, were $8,784,600, $7,950,470 and $7,196,681, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred stock is considered permanent equity and distributions accrete as distributions are declared. As of December 31, 2025 and 2024, there are cumulative undeclared preferred dividends of approximately $23.9 million and approximately $21.9 million, respectively.

Preferred Partnership Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	December 31, 2025	December 31, 2024	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

In conjunction with the announcement by the Company on October 27, 2025, regarding the deferral of the previously announced record date for dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, the general partner has also deferred the record date for distributions on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units that were to be paid November 20, 2025 to stockholders of record as of October 31, 2025.

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units as of December 31, 2025, were $8,784,600, $7,950,470 and $7,196,681, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. The preferred partnership units are considered permanent equity and distributions accrete as distributions are declared. As of December 31, 2025 and 2024, there are cumulative undeclared preferred distributions to the Company from the Operating Partnership of approximately $23.9 million and approximately $21.9 million, respectively.

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series B Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series B Preferred Stock, during the years ended December 31, 2025, 2024, and 2023:

Quarter Ended in Arrears	2025	2024	2023
March 31, 2020	$-	$-	$0.500000
June 30, 2020	-	-	0.500000
September 30, 2020	-	-	0.500000
December 31, 2020	-	-	0.500000
March 31, 2021	-	-	0.500000
June 30, 2021	-	0.500000	-
September 30, 2021	-	0.500000	-
December 31, 2021	-	0.500000	-
March 31, 2022	-	0.500000	-
June 30, 2022	0.500000	-	-
September 30, 2022	0.500000	-	-

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series C Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series C Preferred Stock, during the years ended December 31, 2025, 2024, and 2023:

Quarter Ended in Arrears	2025	2024	2023
March 31, 2020	$-	$-	$0.492188
June 30, 2020	-	-	0.492188
September 30, 2020	-	-	0.492188
December 31, 2020	-	-	0.492188
March 31, 2021	-	-	0.492188
June 30, 2021	-	0.492188	-
September 30, 2021	-	0.492188	-
December 31, 2021	-	0.492188	-
March 31, 2022	-	0.492188	-
June 30, 2022	0.492188	-	-
September 30, 2022	0.492188	-	-

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series D Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series D Preferred Stock, during the years ended December 31, 2025, 2024, and 2023:

Quarter Ended in Arrears	2025	2024	2023
March 31, 2020	$-	$-	$0.515625
June 30, 2020	-	-	0.515625
September 30, 2020	-	-	0.515625
December 31, 2020	-	-	0.515625
March 31, 2021	-	-	0.515625
June 30, 2021	-	0.515625	-
September 30, 2021	-	0.515625	-
December 31, 2021	-	0.515625	-
March 31, 2022	-	0.515625	-
June 30, 2022	0.515625	-	-
September 30, 2022	0.515625	-	-

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

The following is a list of issuances during the years ended December 31, 2025, 2024, and 2023 of the Company’s common stock:

On May 1, 2025, three holders of limited partnership units in the Operating Partnership redeemed a total of 364,086 units for an equivalent number of shares of the Company’s common stock.

On January 2, 2025, the Company was issued 277,250 units in the Operating Partnership and the Company issued 15,000 restricted shares and 2,250 unrestricted shares of common stock to its independent directors and 260,000 unrestricted shares of common stock to its officers and employees.

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

As of December 31, 2025 and 2024, the Company had 20,490,501 and 19,849,165 shares of common stock outstanding, respectively.

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

As of December 31, 2025 and 2024, the total number of Operating Partnership units outstanding was 20,490,601 and 20,213,351, respectively.

As of December 31, 2025 and 2024, the total number of outstanding units in the Operating Partnership not owned by the Company was 100 and 364,186, respectively, with a fair market value of approximately $215 and approximately $0.3 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2025, 2024, and 2023:

Quarter Ended	2025	2024	2023
March 31,	$-	$-	$-
June 30,	-	-	-
September 30,	-	-	-
December 31,	-	-	-

As of December 31, 2025 and 2024, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 of approximately $2.0 million.

9. Related Party Transactions

Our Town Hospitality. For the years ended December 31, 2025, 2024, and 2023, Our Town was the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Lyfe Resort and Residences and the Hyde Beach House Resort & Residences. As of December 31, 2025, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., son of Andrew M. Sims, beneficially owned approximately 58.0%, 6.50% and 15.0% , respectively, of the total outstanding ownership interests of Our Town and served on the its board of directors. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At December 31, 2025 and 2024, we were due approximately $0.02 million and $0.02 million, respectively, from Our Town Hospitality.

Accounts Payable – At December 31, 2025 and 2024, we owed Our Town approximately $1.0 million and $0.9 million, respectively.

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

For the years ended December 31, 2025, 2024, and 2023, the base management fees earned by Our Town under the contract were approximately $4.5 million, $4.7 million and $4.5 million, respectively, and the incentive management fees earned by Our Town were approximately $0.0 million, $0.1 million and $0.2 million, respectively. Management fees are included in the consolidated statement of operations in indirect hotel operating expenses.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from the Company for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by the Company and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the prime lease. For the years ended December 31, 2025, 2024, and 2023, the Company recognized rent income from Our Town of $99,304, $135,511 and $24,755, respectively. Income under the sublease agreement is included in the consolidated statement of operations in corporate general and administrative expenses.

Employee Medical Benefits – We purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020. For the years ended December 31, 2025, 2024, and 2023, the employer portion of the plan covering those employees that work exclusively at our properties under our management agreements with Our Town was approximately $3.7 million, $3.9 million and $2.7 million, respectively. Employee medical benefits is included in the consolidated statement of operations in hotel operating expenses.

Other Related Parties – The Company employed Robert E. Kirkland IV, the son-in-law of our Chairman, who served as General Counsel, as an employee. Prior to September 1, 2025, the Company also employed Andrew M. Sims, Jr. the son of our Chairman, as Vice President – Operations & Investor Relations. Compensation for these two employees, including benefits, for the years ended December 31, 2025, 2024, and 2023, totaled $589,331, $804,223 and $549,088 respectively. Compensation costs for these individuals is included in the consolidated statement of operations in corporate general and administrative expenses.

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

10. Retirement Plans

401(k) Plan - The Company maintains a 401(k) plan for qualified employees. Prior to May 16, 2020, the plan was subject to “safe harbor” provisions requiring that we match 100.0% of the deferral equal to 3.0% of eligible employee compensation and 50.0% of the deferral equal to the next 2.0% of eligible employee compensation. All employer matching funds vested immediately in accordance with the “safe harbor” provisions. For the year ended December 31, 2021, the Company elected to make a discretionary contribution of 3.0% of eligible employee compensation in order to comply with requirements associated with top-heavy plans. The Company's contributions to the plan for the years ended December 31, 2025, 2024, and 2023, were $85,883, $88,139 and $84,573, respectively.

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

At December 31, 2025 and 2024, a total of 659,212 and 538,511 shares with a fair value of $1,417,306 and $501,569, respectively, were allocated to participants accounts. The Company recognized compensation cost of $79,038, $125,497 and $171,896 during the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, all the shares in the ESOP had been allocated.

The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2025		December 31, 2024
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	659,212	$1,417,306	538,511	$501,569
Committed to be released shares	—	—	—	—
Total Allocated and Committed-to-be-Released	659,212	$1,417,306	538,511	$501,569

Unallocated shares	—	—	120,701	112,421

Total ESOP Shares	659,212	$1,417,306	659,212	$613,990

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	2025	2024	2023

Sales and marketing	$15,942,062	$16,079,144	$16,095,696
General and administrative	14,812,359	15,113,649	14,105,674
Repairs and maintenance	8,558,585	9,070,165	8,634,637
Utilities	6,737,987	6,149,994	5,873,095
Property taxes	6,361,005	5,751,544	5,241,790
Management fees, including incentive	4,536,703	4,767,469	4,659,261
Franchise fees	4,131,054	4,286,432	4,271,435
Insurance	6,655,393	6,347,150	5,842,930
Information and telecommunications	3,804,604	4,010,693	3,779,019
Other	872,410	1,270,782	1,126,187
Total indirect hotel operating expenses	$72,412,162	$72,847,022	$69,629,724

12. Income Taxes

The Company has elected to be treated as a REIT under the provision of the Internal Revenue Code, which requires that it distribute at least 90% of its taxable income annually to our stockholders and comply with certain other organizational and operating requirements. As a REIT, the Company is generally not subject to federal corporate income tax on the portion of its taxable income that is paid to stockholders within the same tax year. However, as a REIT, the Company is still subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, its taxable REIT subsidiaries are subject to federal, state and local taxes.

For income tax purposes, dividends paid on the Company’s preferred stock were 100.0% taxable as ordinary non-qualified income.

The components of the income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Current:
Federal	$—	$—	$—
State	50,120	132,491	(304,947)
	50,120	132,491	(304,947)
Deferred:
Federal	(194,932)	(1,109,938)	(1,559,177)
State	8,146	(210,919)	(254,558)
Subtotals	(186,786)	(1,320,857)	(1,813,735)
Change in deferred tax valuation allowance	186,786	1,320,857	1,813,735
	—	—	—
Income tax expense (benefit)	$50,120	$132,491	$(304,947)

A reconciliation of the U.S. statutory federal income tax expense (benefit) to the Company’s provision for income tax is as follows:

	Year Ended
	December 31, 2025
Statutory federal income tax expense (benefit)	$(1,623,092)	21.0%
Nontaxable and nondeductible items
Federal tax impact of REIT election	1,433,531	(18.6)%
Federal impact of PPP loan forgiveness	—	—%
State income taxes, net of federal income tax effect (1)	52,895	(0.7)%
Change in valuation allowance	186,786	(2.4)%
Income tax expense (benefit)	$50,120	(0.7)%

(1) For the year ended December, 31 2025 , state and local income taxes in Texas comprise the majority
(greater than 50 percent) of the tax effect in this category.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Statutory federal income tax expense	$275,593	$736,001
Federal tax impact of REIT election	(1,357,871)	(2,231,835)
Statutory federal income tax expense (benefit) at TRS	(1,082,278)	(1,495,834)
Federal impact of PPP loan forgiveness	—	(56,470)
State income tax benefit, net of federal expense (benefit)	(106,088)	(566,378)
Change in valuation allowance	1,320,857	1,813,735
Income tax expense (benefit)	$132,491	$(304,947)

The Company paid income taxes as follows:

Year Ended
December 31, 2025

U.S. federal	$—
U.S. state and local
Maryland	38,712
Pennsylvania	60,691
Texas	43,886
Other	75
Total U.S. state and local	143,364
Total income taxes paid, net of refunds	$143,364

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

Due to the uncertainty of realizing the loss in future years attributable to the changes in travel demand and market conditions in various markets in which the Company does business and the effectiveness of the Company’s tax planning strategies, as of December 31, 2025, the Company believes it is more likely than not that the Company will not realize the benefits of these assets. Therefore, the Company has determined that a full valuation allowance should be recorded against the deferred tax asset. The amount of the deferred tax assets considered unrealizable, however, could change in the future based on revised estimates of future taxable income during the carryforward period.

The significant components of our deferred tax asset as of December 31, 2025 and 2024, are as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Deferred tax asset:
Net operating loss carryforwards	$13,321,350	$13,247,852
Accrued compensation	123,117	549,538
Accrued expenses and other	1,056,700	516,991
	14,501,167	14,314,381
Less: Valuation allowance	(14,501,167)	(14,314,381)
Total	$—	$—

13. Earnings (Loss) per Share and per Unit

Earnings (Loss) Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. For the years ended December 31, 2025, 2024, and 2023, the amount of 0, 120,701 and 247,043 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, respectively. The effect of allocated and committed to be released shares during the years ended December 31, 2025, 2024, and 2023, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.

The computation of the Company’s basic net earnings (loss) per share is presented below:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Numerator
Net (loss) income	$(7,779,133)	$1,179,854	$3,809,711
Less: Net loss (income) allocated to participating share awards	35,531	(13,194)	(49,118)
Net loss attributable to non-controlling interest	92,124	122,515	131,710
Undeclared distributions to preferred stockholders	(7,977,251)	(7,977,250)	(7,977,250)
Net loss attributable to common stockholders for EPS computation	$(15,628,729)	$(6,688,075)	$(4,084,947)

Denominator
Weighted average number common shares outstanding for basic EPS computation	20,247,077	19,417,448	18,843,032

Basic and diluted net loss per common share:
Undistributed loss	$(0.77)	$(0.34)	$(0.22)
Total basic and diluted	$(0.77)	$(0.34)	$(0.22)

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

The computation of basic earnings (loss) per general and limited partnership unit in the Operating Partnership is presented below:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Numerator
Net (loss) income	$(7,779,133)	$1,179,854	$3,809,711
Less: Net loss (income) allocated to participating unit awards	35,531	(13,194)	(49,118)
Undeclared distributions to preferred unitholders	(7,977,251)	(7,977,250)	(7,977,250)
Net loss attributable to unitholders for EPU computation	$(15,720,853)	$(6,810,590)	$(4,216,657)

Denominator
Weighted average number of units outstanding for basic EPU computation	20,384,444	19,997,274	19,808,602
Effect of dilutive participating securities:
Basic and diluted net income (loss) per unit:
Undistributed loss	$(0.77)	$(0.34)	$(0.21)
Total basic and diluted	$(0.77)	$(0.34)	$(0.21)

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

14. Quarterly Operating Results - Unaudited

	Quarters Ended 2025
	March 31	June 30	September 30	December 31
Total revenue	$48,312,344	$48,794,144	$38,013,122	$41,267,618
Total operating expenses	42,199,620	42,219,391	37,498,364	41,773,580
Net operating income (loss)	$6,112,724	$6,574,753	$514,758	$(505,962)

Net income (loss)	$4,733,526	$1,556,424	$(5,558,390)	$(8,510,693)

Net income (loss) attributable to common stockholders	$2,690,529	$(416,328)	$(7,484,536)	$(10,453,925)
Income (loss) per share attributable to common stockholders– basic and diluted	$0.13	$(0.02)	$(0.37)	$(0.51)

Net income (loss) available to operating partnership unitholders	$2,739,214	$(437,889)	$(7,552,703)	$(10,505,006)
Income (loss) per unit attributable to operating partnership unitholders– basic and diluted	$0.13	$(0.02)	$(0.37)	$(0.51)

	Quarters Ended 2024
	March 31	June 30	September 30	December 31
Total revenue	$46,548,432	$50,694,367	$40,699,981	$43,951,507
Total operating expenses	40,874,320	41,394,584	38,945,047	40,032,474
Net operating income	$5,674,112	$9,299,783	$1,754,934	$3,919,033

Net income (loss)	$1,322,821	$4,664,232	$(3,689,621)	$(1,117,578)

Net income (loss) attributable to common stockholders	$(659,373)	$2,621,768	$(5,603,761)	$(3,033,515)
Income (loss) per share attributable to common stockholders– basic and diluted	$(0.03)	$0.13	$(0.29)	$(0.15)

Net income (loss) available to operating partnership unitholders	$(671,491)	$2,669,919	$(5,683,934)	$(3,111,890)
Income (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.03)	$0.13	$(0.28)	$(0.16)

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

The CODM assesses performance for the hotel segment and decides how to allocate resources based on Hotel EBITDA, which is a non-GAAP financial measure. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax expense or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) realized and unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early debt extinguishment, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income.

The following table presents information about profit or loss for the hotel segment:

	For the Years Ended December 31,
	2025	2024	2023

REVENUE
Rooms department	$114,400,434	$119,079,903	$114,748,834
Food and beverage department	36,458,606	36,626,906	35,231,959
Other operating departments	25,528,188	26,187,478	23,857,264
Total revenue	176,387,228	181,894,287	173,838,057
EXPENSES
Hotel operating expenses
Rooms department	26,732,018	27,376,330	26,177,539
Food and beverage department	25,606,512	25,429,218	24,211,133
Other operating departments	9,184,742	9,428,889	9,031,960
Indirect	72,412,162	72,847,022	69,629,724
Total hotel operating expenses	133,935,434	135,081,459	129,050,356

Hotel EBITDA	$42,451,794	$46,812,828	$44,787,701

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Net (loss) income	$(7,779,133)	$1,179,854	$3,809,711
Interest expense	24,799,871	20,882,681	17,588,091
Interest income	(252,961)	(692,756)	(802,183)
Income tax expense (benefit)	50,120	132,491	(304,947)
Depreciation and amortization	19,658,902	19,380,906	18,788,748
Impairment of investment in hotel properties, net	1,310,308	-	-
Realized and unrealized (gain) loss on hedging activities	(131,803)	(104,211)	737,682
Loss on early debt extinguishment	463,195	241,878	—
Gain on disposal of assets	—	(4,400)	(4,700)
PPP loan forgiveness	—	—	(275,494)
Other income	(467,599)	(489,267)	(456,388)
Net gain on involuntary conversion of assets	(3,985,417)	(502,808)	(1,371,041)
Corporate general and administrative expenses	8,786,311	6,788,460	7,078,222
Hotel EBITDA	$42,451,794	$46,812,828	$44,787,701

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

16. Subsequent Events

On February 12, 2026, the Company and the Parent Parties completed the transactions contemplated by the Merger Agreement. Upon completion of the Merger, the Company survived as a wholly owned subsidiary of Parent and the separate existence of the Merger Sub ceased. As a result of the Merger, limited partnership units not owned by the Company were purchased by an affiliate of Parent for the same per share Merger Consideration that each share of Company Common Stock received pursuant to the Merger Agreement. In connection with the Merger, the Company received approximately $21.2 million in additional paid-in-capital.

On February 12, 2026, in connection with the consummation of the Merger and as required by the Merger Agreement, Andrew M. Sims resigned as Chairman of the Board of Directors of the Company, David R. Folsom resigned as the President and Chief Executive Officer of the Company, Anthony E. Domalski resigned as the Vice President, Chief Financial Officer and Secretary of the Company, Scott M. Kucinski resigned as the Executive Vice President and Chief Operating Officer of the Company, and Robert E. Kirkland IV resigned as General Counsel and Chief Compliance Officer of the Company. Messrs. Sims, Folsom, Domalski, Kucinski and Kirkland received payments in accordance with the change of control provision of their respective employment agreements totaling approximately $7.3 million.

Pursuant to the terms and conditions set forth in the Merger Agreement, the unvested shares issued under the Company’s 2022 Plan were canceled. Holders of those unvested shares were given the right to receive the same per share Merger Consideration that all other stockholders were entitled to receive under the Merger Agreement. Additionally, the Company’s 401(k) and ESOP plans were terminated.

On February 12, 2026, in connections with the Merger and pursuant to the Asset Purchase Agreement between Our Town and Parent, the Company terminated the OTH Master Management Agreement and each OTH Hotel Management Agreement. Termination fees totaled $9.7 million.

On February 12, 2026, in connection with the Merger, the Company secured an approximately $243.0 million mortgage loan on the DoubleTree by Hilton Laurel, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront, The Georgian Terrace, The Whitehall, Hotel Ballast, DoubleTree Resort by Hilton Hollywood Beach, and Hyatt Centric Arlington with various affiliates of Apollo Global Management, Inc. The loan may be increased to as much as $308.0 million pursuant to certain terms and provisions including the pledge of additional collateral. Pursuant to the loan documents, the mortgage loan: (i) has an initial term of 3 years maturing on February 12, 2029 with two (2) extension options of one (1) year each, subject to certain terms and conditions; (ii) requires monthly payments of interest at a floating interest rate of SOFR plus 3.60%; (iii) is guaranteed by an affiliate of Parent; (iv) cannot be prepaid in whole or in part before August 1, 2027 without penalty; (v) required the Company to enter into an interest-rate cap agreement with (A) a notional amount equal to the balance of the loan; (B) a strike rate of 5.50% indexed to SOFR and (C) a term expiring no later than the maturity date of the loan; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan. Proceeds of the loan were used to repay existing indebtedness.

On February 12, 2026, in connection with the Merger, the Company secured an approximately $26.7 million loan with an affiliate of Ascendant Capital Partners LP. The loan may be increased to as much as $45.0 million pursuant to certain terms and conditions. Pursuant to the loan documents, the loan: (i) has an initial term of four (4) years term maturing on February 12, 2030 with one (1) extension option of one (1) year, subject to certain terms and conditions; (ii) requires quarterly payments of interest at a fixed rate of 16.0% for the first year of the loan term, increasing to 16.25% for the second year of the loan term, and increasing to 16.50% for the remainder of the loan term; (iii) is guaranteed by an affiliate of Parent; (iv) requires mandatory partial prepayment coincident with the sale of property collateralized by the mortgage loan with affiliates of Apollo Global Management, Inc.; and (vi) contains customary representations, warranties, covenants and events of default for a mezzanine loan. Proceeds of the loan were used to repay existing indebtedness.

On March 24, 2026, we received additional proceeds from the mortgage loan with affiliates of Apollo Global Management Inc. in the amount of $15.0 million; additional proceeds from the loan with an affiliate of Ascendant Capital Partners LP in the amount of approximately $13.3; and an equity contribution of approximately $22.7 million from our sole stockholder. The equity proceeds received by the Company were contributed to the Operating Partnership.

On March 25, 2026, we redeemed in connection with the Merger, holders of 1,188,042 shares of the Company’s Series B Preferred Stock exercised their Change of Control Conversion Right described in the Articles Supplementary. The Company canceled the shares in exchange for approximately $22.2 million. Additionally, holders of 1,202,415 shares of the Company’s Series C Preferred Stock exercised their Change of Control Conversion Right described in the Articles Supplementary. The Company canceled the shares in exchange for approximately $23.0. Lastly, holders of 820,066 shares of the Company’s Series D Preferred Stock exercised their Change of Control Conversion Right described in the Articles Supplementary. The Company canceled the shares in exchange for approximately $13.7 million.

On April 8, 2026, we received additional proceeds from the mortgage loan with affiliates of Apollo Global Management Inc. in the amount of approximately $35.0 million providing the Hotel Alba as additional collateral for the mortgage loan. Proceeds of the loan as well as working capital were used to repay the existing indebtedness on the Hotel Alba and fees associated with the transaction.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2025

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
The DeSoto – Savannah, Georgia	$42,000	$600	$13,562	$948	$29,717	$1,548	$43,279	$44,827	$(20,232)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	25,592	7,090	14,604	546	12,181	7,636	26,785	34,421	(12,982)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	10,000	900	9,443	77	6,550	977	15,993	16,970	(8,672)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	35,915	2,100	22,031	450	9,893	2,550	31,924	34,474	(16,115)	1972	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	48,967	22,865	67,660	830	10,006	23,695	77,666	101,361	(22,313)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	33,470	10,128	45,386	(1,135)	11,762	8,993	57,148	66,141	(18,480)	1911	2014	3-39 years
Hotel Alba Tampa, Tapestry Collection by Hilton – Tampa, Florida	35,000	4,153	9,670	1,909	27,227	6,062	36,897	42,959	(16,621)	1973	2007	3-39 years
Hotel Ballast Wilmington, Tapestry Collection by Hilton – Wilmington, North Carolina	28,742	785	16,829	1,002	17,230	1,787	34,059	35,846	(20,035)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	44,118	191	70,369	79	3,053	270	73,422	73,692	(14,777)		2018	3-39 years
The Whitehall – Houston, Texas	13,486	7,374	22,185	362	8,191	7,736	30,376	38,112	(17,922)	1963	2013	3-39 years
Lyfe Resort & Residences	-	226	4,290	-	8	226	4,298	4,524	(2,293)	2016	2017	3-39 years
Hyde Beach House Resort & Residences	-	-	5,710	-	0	-	5,710	5,710	(925)	2019	2019	3-39 years
	$317,290	$56,412	$301,739	$5,067	$135,818	$61,480	$437,557	$499,037	$(171,367)

(1)
For the year ending December 31, 2025, the aggregate cost of our real estate assets for federal income tax purposes was approximately $461.0 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2022	$473,653
Acquisitions	—
Improvements	6,863
Disposal of Assets	(568)
Balance at December 31, 2023	$479,948
Acquisitions	—
Improvements	10,872
Disposal of Assets	(1,094)
Balance at December 31, 2024	$489,726
Acquisitions	—
Improvements	10,669
Disposal of Assets	(1,358)
Balance at December 31, 2025	$499,037

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2022	$130,311
Current Expense	13,586
Impairment	—
Disposal of Assets	(440)
Balance at December 31, 2023	$143,457
Current Expense	14,306
Impairment	—
Disposal of Assets	(1,096)
Balance at December 31, 2024	$156,667
Current Expense	14,648
Impairment	1,310
Disposal of Assets	(1,258)
Balance at December 31, 2025	$171,367